Form 10-Q
period 1995-10-31
CALIFORNIA BEACH RESTAURANTS INC
filed 1995-12-13
CIK 738274

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended      October 31, 1995

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from _______________ to___________________


                         Commission file number 0-12226



                       CALIFORNIA BEACH RESTAURANTS, INC.
             (Exact name of Registrant as specified in its charter)



                          CALIFORNIA                                                  95-2693503

   (State or other jurisdiction of incorporation or organization)         (IRS Employer Identification Number)

        17383 Sunset Boulevard, Suite 140, Pacific Palisades, CA  90272

            (Address and zip code of Principal executive offices)

                                (310) 459-9676
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days.


              Yes        X                      No
                  --------------                    -------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


                                                     Number of Shares Outstanding
                 Class                                  at December 1, 1995
                 -----                               ----------------------------

   Common Stock, $.01 par value                                3,400,975


              CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                                OCTOBER 31, 1995


                                     INDEX





Part I - FINANCIAL INFORMATION                                                         Page Number
                                                                                       -----------
         Item 1.   Financial Statements (Unaudited)



                   Consolidated Balance Sheets at October 31, 1995
                   and April 30, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . 3

                   Consolidated Statements of Operations for the
                   Three Months Ended, and Six Months Ended
                   October 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . 5

                   Consolidated Statements of Cash Flows for the
                   Six Months Ended October 31, 1995 and 1994   . . . . . . . . . . . . . . 6

                   Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . 7

         Item 2.   Management's Discussion and Analysis of Financial

                   Condition and Results of Operations  . . . . . . . . . . . . . . . . . . 9





Part II - OTHER INFORMATION

         Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . .   12


         Item 2.   Changes in Securities    . . . . . . . . . . . . . . . . . . . . . . .   12


         Item 3.   Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . .   12


         Item 4.   Submission of Matters to a Vote of Security Holders  . . . . . . . . .   12


         Item 5.   Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . .   12


         Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . .   12



         Signature Page . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

              CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS





                                                                    October 31, 1995         April 30, 1995
                                                                    ----------------         --------------
                                                                       (Unaudited)                (1)
Current Assets:

    Cash                                                                $ 687,000             $  493,000
    Restricted cash                                                       500,000                500,000
    Trade and other receivables                                            47,000                 22,000
    Inventories                                                           290,000                262,000
    Prepaid expenses                                                      216,000                155,000
                                                                        ---------              ---------

      Total current assets                                              1,740,000              1,432,000


Fixed Assets (at cost) - net of accumulated
    depreciation and amortization (Note C )                             1,466,000              1,562,000


Other Assets:

    Goodwill, net of accumulated
    amortization                                                        3,239,000              3,568,000


    Other                                                                 158,000                147,000
                                                                       ----------            -----------


                                                                       $6,603,000             $6,709,000
                                                                       ==========             ==========





The accompanying notes to consolidated financial statements are an integral part of this statement.


(1) The April 30, 1995 amounts have been extracted from the Company's Annual Report on Form 10-K for the year ended April 30, 1995.

              CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)





                                                                    October 31, 1995         April 30, 1995
                                                                    ----------------         --------------
                                                                      (Unaudited)                 (1)
Current Liabilities:

    Accounts payable                                                    $  825,000              $  665,000
    Accrued interest                                                           -                    27,000
    Accrued liabilities                                                    600,000                 656,000
    Current portion of long-term debt (Note D)                           1,216,000               1,161,000
                                                                       -----------             -----------

      Total current liabilities                                          2,641,000               2,509,000

Long-term debt, less current portion (Note D)                            2,011,000               2,776,000

9.75% convertible subordinated notes (Note E)                                  -                   783,000

Stockholders Equity (Note E):

    Common stock, $.01 par value, authorized
      25,000,000 shares, issued and outstanding,
      3,400,975 shares at October 31, 1995 and
      280,000 shares at April 30, 1995                                      34,000                   3,000

    Series A convertible preferred stock, no par
      value, authorized 5,000,000 shares, issued
      and outstanding, none at October 31, 1995
      and 2,223,556 shares at April 30, 1995                                   -                 1,694,000

    Additional paid-in capital                                          13,175,000              10,853,000

    Accumulated deficit                                                (11,258,000)            (11,909,000)
                                                                       -----------             -----------

      Total stockholders' equity                                         1,951,000                 641,000
                                                                       -----------             -----------

                                                                        $6,603,000              $6,709,000
                                                                        ==========              ==========




The accompanying notes to consolidated financial statements are an integral part of this statement.


(1) The April 30, 1995 amounts have been extracted from the Company's Annual Report on Form 10-K for the year ended April 30, 1995.

              CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                    Three Months Ended               Six Months Ended
                                                        October 31,                     October 31,
                                               ---------------------------       --------------------------
                                                  1995             1994             1995            1994
                                                  ----             ----             ----            ----
Sales                                          $3,918,000       $3,812,000       $7,661,000      $7,566,000
Costs and Expenses:

    Cost of goods sold                          3,000,000        3,002,000        5,904,000       6,058,000
    Selling, general and administrative           217,000          210,000          445,000         420,000
    Legal and litigation settlement                42,000           89,000           96,000         134,000
    Depreciation                                  100,000          106,000          199,000         203,000
                                               ----------       ----------       ----------      ----------
                                                  559,000          405,000        1,017,000         751,000

Other income (expenses):

    Interest expense                              (26,000)        (245,000)         (42,000)       (470,000)
    Amortization of intangible assets            (165,000)        (257,000)        (330,000)       (515,000)
    Other, net                                      8,000            8,000           12,000          12,000
                                               ----------       ----------       ----------      ----------

Income (loss) before income taxes                 376,000          (89,000)         657,000        (222,000)

Provision for income taxes                          4,000            1,000            6,000           2,000
                                               ----------       ----------       ----------      ----------

Net Income (loss)                                $372,000         ($90,000)        $651,000       ($224,000)
                                               ==========       ==========       ==========      ==========

Net Income (loss) per common
 share (Note F):

     Primary                                   $      .15       ($     .32)      $      .26      ($     .80)
                                               ==========       ==========       ==========      ==========

     Fully-diluted                             $      .12       ($     .32)      $      .20      ($     .80)
                                               ==========       ==========       ==========      ==========

Weighted average number of
 common shares outstanding:

     Primary                                   2,471,000          280,000         2,466,000         280,000
                                               =========          =======         =========         =======

     Fully-diluted                             3,400,000          280,000         3,400,000         280,000
                                               =========          =======         =========         =======




The accompanying notes to consolidated financial statements are an integral part of this statement.

              CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                          SIX MONTHS ENDED OCTOBER 31,

                                  (UNAUDITED)

                                                                      1995                     1994
                                                                   ----------               ----------
Cash flows from operating activities:

Net Income (loss)                                                  $  651,000                ($224,000)

Adjustments to reconcile net  income
  (loss) to cash provided by operations:

    Depreciation and amortization                                     529,000                  718,000
    Deferred loan fees                                                   -                      39,000

Changes in operating assets and liabilities:

    Trade and other receivables                                       (25,000)                 (38,000)
    Inventories                                                       (28,000)                 (13,000)
    Prepaid expenses                                                  (61,000)                  (1,000)
    Accounts payable                                                  160,000                   56,000
    Accrued interest                                                  (27,000)                 429,000
    Accrued liabilities                                               (56,000)                (225,000)
                                                                   ----------               ----------

Cash provided by operations                                         1,143,000                  741,000
                                                                   ----------               ----------

Cash flows used in investing activities:
    Additions to fixed assets                                         (83,000)                (213,000)
    Increase in other assets                                          (11,000)                     -
                                                                   ----------               ----------
Net cash used in investing activities                                 (94,000)                (213,000)
                                                                   ----------               ----------

Cash flows from financing activities:
    Net proceeds from Rights Offering                                  79,000                      -
    Redemption of 9.75% convertible
     subordinated notes                                              (203,000)                     -
    Principal payments on borrowings                                 (731,000)                  (7,000)
                                                                   ----------               ----------
Net cash used in financing activities                                (855,000)                  (7,000)
                                                                   ----------               ----------

Net increase  in cash                                                 194,000                  521,000
Cash at beginning of period                                           493,000                  774,000
                                                                   ----------               ----------

Cash at end of period                                              $  687,000               $1,295,000
                                                                   ==========               ==========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
    Interest                                                       $   65,000               $      -
                                                                   ==========               ==========
    Income taxes                                                   $    2,000               $    4,000
                                                                   ==========               ==========


During 1995 the Company incurred a capital lease obligation of $21,000 in connection with a lease agreement to acquire equipment.


The accompanying notes to consolidated financial statements are an integral part of this statement

              CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The unaudited consolidated financial statements presented herein include the accounts of California Beach Restaurants, Inc., and its wholly-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated.

The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and article 10 of Regulation S-X and do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial position and results of operations. The results of operations for the six month period ended October 31, 1995 may not be indicative of the results that may be expected for the year ending April 30, 1996. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year-ended April 30, 1995.




NOTE B - ACCOUNTING PERIODS

The Company's restaurant operations are conducted through its wholly-owned subsidiary, Sea View. The Company's consolidated financial statements for the three months and six months ended October 31, 1995 and 1994 include Sea View's operations for the twelve weeks and twenty-four weeks ended October 12, 1995 and October 13, 1994, respectively.




NOTE C - FIXED ASSETS


                                                             October 31, 1995          April 30, 1995
                                                             ----------------          --------------
Leasehold improvements                                          $2,630,000                $2,606,000
Furniture and equipment                                            765,000                   725,000
                                                                ----------                ----------
                                                                 3,395,000                 3,331,000

Less accumulated depreciation and amortization                  (1,929,000)               (1,769,000)
                                                                ----------                ----------
                                                                $1,466,000                $1,562,000
                                                                ==========                ==========

              CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)



NOTE D -  LONG-TERM DEBT

On December 22, 1994 Sea View completed a restructuring of its bank debt and entered into an Amended and Restated Loan Agreement ("Amended Loan"). The Amended Loan included a senior secured note in the principal amount of $3,000,000, bearing interest at 12% per annum, and payable at varying monthly amounts through October 31, 1997, and a junior secured note in the amount of $400,000 accruing interest at 12% per annum with both interest and principal payable in a single lump sum on October 31, 1997. Interest to maturity on the senior secured and junior secured notes is included in the carrying value of such notes, in accordance with Financial Accounting Standards Board Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring," and will not be recognized as interest expense in current and future years. At October 31, 1995 the balance of the senior secured note was $2,652,000, including $348,000 of future interest costs, while the balance on the junior secured note was $557,000, including $116,000 of future interest costs.



NOTE E - RIGHTS OFFERING

On October 18, 1995 the Company completed a Rights Offering to certain shareholders that did not participate in the December 22, 1994 private placement. Eligble shareholders as of September 11, 1995 received 4.7215 rights for each share of stock that they owned. Each right entitled the holder to purchase one share of common stock at $.83 per share. The proceeds of the offering were used to partially redeem the Company's outstanding 9.75% convertible subordinated notes which, if not redeemed, were scheduled to convert into common stock as of October 30, 1995.

The Company raised approximately $203,000 from the exercise of 244,020 rights. The proceeds from the Rights Offering were distributed to the holders of the 9.75% convertible subordinated notes on a pro-rata basis. The unredeemed portion of the notes converted into 696,207 shares of common stock. Expenses of the Rights Offering, which were paid by the Company, approximated $124,000.



NOTE F - EARNINGS PER SHARE

Primary earnings per common share are calculated by dividing net earnings applicable to common stock by the average of common stock outstanding and common stock equivalents. On a fully-diluted basis, both net earnings and shares outstanding are adjusted to assume the conversion of the 9.75% convertible subordinated notes as of May 1, 1995.

              CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



RESULTS OF OPERATIONS


RESTAURANT REVENUES

Total sales for the three months ended October 31, 1995 were $3,918,000 compared with $3,812,000 for the same period last year, an increase of $106,000 or 2.8%.

The Registrant's Gladstone's 4 Fish restaurant is located on the beach in Pacific Palisades, California and is dependent, to a certain extent, on favorable weather and tourism. Sales for the three months ended October 31, 1995 benefited from improved tourism in the Los Angeles area as well as very favorable weather.

Sales for the six months ended October 31, 1995 were $7,661,000 compared with $7,566,000 for the same period last year, an increase of $95,000 or 1.3%. Sales during the first quarter ended July 31, 1995 decreased .3% compared to the same period in the previous year due, in part, to unfavorable weather during May and June.

As a result of typically more favorable weather and high tourism during the summer months from May through September the Registrant's sales and operating profits have historically been higher in the first and second quarters of its fiscal year.


COST OF GOODS SOLD

Cost of goods sold includes all food, beverages, liquor, direct labor and other operating expenses of the Registrant's restaurant operations.

Cost of goods sold for the three months ended October 31, 1995 was $3,000,000, or, as a percentage of sales, 76.6% compared with $3,002,000, or, as a percentage of sales, 78.8% during the same period last year. This improvement is primarily due to lower labor costs resulting from a more efficient use of restaurant staff as well as significantly lower rates on workers compensation insurance. The reduction in workers compensation insurance should result in lower labor costs through March 31, 1996, the end of the current policy year.

Cost of goods sold for the six months ended October 31, 1995 was $5,904,000, or, as a percentage of sales, 77.1% compared with $6,058,000, or, as a percentage of sales, 80.1% during the same period last year. This improvement is also primarily due to lower labor costs. In addition, in the comparable period last year the Registrant incurred expenses related to a July 4th fireworks show and non-recurring expenses due to the implementation of a new menu and service approach for Gladstone's outdoor dining area.

Cost of goods sold will typically be slightly lower during the first and second quarters due to additional economies of scale that can be achieved with labor and certain other costs when sales levels are higher. For the fiscal year ended April 30, 1995, cost of goods sold, as a percentage of sales, was 82.9%.

              CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES



SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended October 31, 1995, selling, general and administrative expenses were $217,000 compared with $210,000 for the same period last year, an increase of $7,000 or 3.3%.

For the six months ended October 31, 1995, selling, general and administrative expenses were $445,000 compared with $420,000 for the same period last year, an increase of $25,000 or 6.0%. This increase is primarily due to expenses incurred in connection with the Registrant's reverse stock split which became effective May 1, 1995, as well as an increase in certain compensation related expenses.

LEGAL AND LITIGATION SETTLEMENT

For the three months ended October 31, 1995, legal and litigation settlement expenses were $42,000 compared with $89,000 for the same period last year, a decrease of $47,000 or 52.8%. This decrease is due to the completion of various financial restructuring transactions during the Registrant's prior fiscal year.

For the six months ended October 31, 1995, legal and litigation settlement expenses were $96,000 compared with $134,000 for the same period last year, a decrease of $38,000 or 28.4%.

The Registrant will incur legal expenses during the balance of its current fiscal year ending April 30, 1996 to register common stock owned by certain stockholders pursuant to a contractual obligation as well as expenses related to defending a lawsuit brought by a former employee of the Registrant (See Part II - Item 1. - Legal Proceedings).


INTEREST EXPENSE

For the three months and six months ended October 31, 1995 the Registrant incurred interest expense of $26,000 and $42,000, respectively, primarily related to the 9.75% convertible subordinated notes. These notes were partially redeemed by the Registrant in October 1995 and the unredeemed portion of the notes converted into common stock as of October 30, 1995. The Registrant does not expect to incur any significant interest expense through the end of its current fiscal year.

For the three months and six months ended October 31, 1994 the Registrant incurred interest expense of $245,000 and $470,000, respectively, related to the term loan which was borrowed to fund the acquisition of the Registrant's restaurant operations. On December 22, 1994 the Registrant entered into an Amended and Restated Loan Agreement ("Amended Loan"). Interest to maturity on the Amended Loan has been included in the carrying value of such debt, in accordance with Financial Accounting Standards Board Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring" and will not be recognized as interest expense in current and future years.

AMORTIZATION OF INTANGIBLE ASSETS

For the three months and six months ended October 31, 1995 amortization expense was $165,000 and $330,000, respectively, compared with $257,000 and $515,000 for the same periods last year. These decreases are due to the Registrant's covenant not to compete becoming fully amortized as of April 30, 1995. Amortization expense now relates completely to the Registrant's Goodwill and will approximate $714,000 per year.

              CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES


LIQUIDITY AND CAPITAL RESOURCES

On December 22, 1994 the Registrant completed a restructuring of Sea View's existing bank debt and settlement of a contingent subordinated note. The Registrant concurrently closed a private placement of securities to finance such restructuring and settlement. The private financing which raised the funds necessary to effect the bank debt restructuring and contingent note settlement, involved a total investment of $1,600,000, excluding expenses, consisting of $817,290 of Series A convertible preferred stock and $782,710 of 9.75% convertible subordinated notes.

The Registrant held an annual meeting of shareholders on April 28, 1995. At this meeting the shareholders approved a one for 33.286962 reverse stock split of the Registrant's common stock. The reverse stock split became effective on May 1, 1995 upon the filing of a Certificate of Amendment to the Articles of Incorporation of the Registrant. As a result of the reverse stock split, the Series A convertible preferred stock automatically converted into 2,180,748 shares of common stock on May 1, 1995.

On October 18, 1995 the Registrant completed a Rights Offering to certain shareholders that did not participate in the December 22, 1994 private placement. Eligible shareholders as of September 11, 1995 received 4.7215 rights for each share of common stock that they owned. Each right entitled the holder to purchase one share of common stock at $.83 per share. The proceeds of the offering were used to partially redeem the Registrant's 9.75% convertible subordinated notes which, if not redeemed, were scheduled to convert into common stock as of October 30, 1995.

The Registrant raised $202,537 from the exercise of 244,020 rights. The proceeds from the offering were distributed to the holders of the 9.75% convertible subordinated notes on a pro-rata basis. The unredeemed portion of the notes converted into 696,207 shares of common stock. Expenses of the offering, which were paid by the Registrant, approximated $124,000.

The Registrant currently has no outside sources of short-term or long-term financing. Although the Registrant remains highly leveraged after the completion of the bank debt restructuring, due primarily to the repayment terms of the remaining loan principal, the Registrant believes that its existing cash and cash flow from operations over the next year will allow it to meet its debt obligations under the Amended Loan as well as its normal operating expenses.

Capital expenditures through October 31, 1995 totaled approximately $104,000. The Registrant estimates that capital requirements for fiscal 1996 will be approximately $200,000.

              CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES


                                    PART II

                               OTHER INFORMATION


Item 1.    Legal Proceedings.

           In September 1994 the Registrant received notice of a complaint filed in Los Angeles County Superior Court by a former employee seeking unspecified damages for various causes of action, including wrongful termination. The Registrant has filed an answer to the complaint denying any liability. The Registrant believes that this claim is without merit and intends to defend this action vigorously. The matter is currently scheduled for trial on April 1, 1996.

Item 2.    Changes in Securities.

           Not applicable.

Item 3.    Defaults Upon Senior Securities.

           None

Item 4.    Submission of Matters to a Vote of Security Holders.

           Not applicable.

Item 5.    Other Information

           Not applicable.

Item 6.    Exhibits and Reports on Form 8-K.

                    Exhibits

                    27 - Financial data schedule


                    Reports on Form 8-K

                     None

              CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES





                                  Signature(s)


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 California Beach Restaurants, Inc. (Registrant)



Dated:  December 12, 1995        By:   Alan Redhead
                                    --------------------------------------
                                       Alan Redhead
                                       Chief Executive Officer
                                       (Duly Authorized Officer)



                                 By    Mark E. Segal
                                    --------------------------------------
                                       Mark E. Segal
                                       Vice President - Finance
                                       and Chief Financial Officer

INDEX TO EXHIBITS




   ITEM
  NUMBER                                     DESCRIPTION                             METHOD OF FILING
  ------                                    --------------                          ------------------
   27                                  Financial data schedule                 Filed herewith electronically