Form 10-Q
period 1996-01-31
CALIFORNIA BEACH RESTAURANTS INC
filed 1996-03-14
CIK 738274

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended             January  31, 1996
                                       -----------------------------------------

                                       OR

/   /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from                     to
                                       -------------------    ------------------

                         Commission file number          0-12226
                                                --------------------------

                       CALIFORNIA BEACH RESTAURANTS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                CALIFORNIA                              95-2693503
     -------------------------------               ----------------------
     (State or other jurisdiction of                   (IRS Employer
      incorporation or organization)               Identification Number)


          17383 Sunset Boulevard, Suite 140, Pacific Palisades, CA 90272
          --------------------------------------------------------------
              (Address and zip code of Principal executive offices)

                                 (310) 459-9676
          --------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days.

                             Yes    X          No
                                 -------          -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                                      Number of Shares Outstanding
            Class                           at March  7, 1996
            -----                     ----------------------------

  Common Stock, $.01 par value                 3,400,975
  ----------------------------            -------------------

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                                JANUARY 31, 1996

                                      INDEX

Part I - FINANCIAL INFORMATION                                          Page Number
                                                                        -----------
        Item 1.  Financial Statements (Unaudited)

                 Consolidated Balance Sheets at January 31, 1996
                 and April 30, 1995............................................3

                 Consolidated Statements of Operations for the
                 Three Months Ended and Nine Months Ended
                 January  31, 1996 and 1995....................................5

                 Consolidated Statements of Cash Flows for the
                 Nine Months Ended January  31, 1996 and 1995..................6

                 Notes to Consolidated Financial Statements....................8

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..........................10

Part II - OTHER INFORMATION

        Item 1.  Legal Proceedings............................................13

        Item 2.  Changes in Securities .......................................13

        Item 3.  Defaults Upon Senior Securities..............................13

        Item 4.  Submission of Matters to a Vote of Security Holders..........13

        Item 5.  Other Information............................................13

        Item 6.  Exhibits and Reports on Form 8-K.............................13

        Signature Page........................................................14

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                        January 31, 1996     April 30, 1995
                                                        ----------------     --------------
                                                           (Unaudited)            (1)
Current Assets:
    Cash                                                   $  209,000          $  493,000
    Restricted cash                                           500,000             500,000
    Trade and other receivables                                29,000              22,000
    Inventories                                               271,000             262,000
    Prepaid expenses                                          222,000             155,000
                                                           ----------          ----------

      Total current assets                                  1,231,000           1,432,000

Fixed Assets (at cost) - net of accumulated
    depreciation and amortization (Note C )                 1,398,000           1,562,000

Other Assets:

    Goodwill, net of accumulated
    amortization                                            3,019,000           3,568,000

    Other                                                     163,000             147,000
                                                           ----------          ----------

                                                           $5,811,000          $6,709,000
                                                           ==========          ==========

The accompanying notes to consolidated financial statements are an integral part of this statement.

(1) The April 30, 1995 amounts have been extracted from the Company's Annual Report on Form 10-K for the year ended April 30, 1995.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                            January 31, 1996     April 30, 1995
                                                            ----------------    ----------------
                                                               (Unaudited)            (1)
Current Liabilities:
    Accounts payable                                          $    536,000        $    665,000
    Accrued interest                                                    -               27,000
    Accrued liabilities                                            590,000             656,000
    Current portion of long-term debt (Note D)                   1,218,000           1,161,000
                                                              ------------        ------------

      Total current liabilities                                  2,344,000           2,509,000

Long-term debt, less current portion (Note D)                    1,713,000           2,776,000

9.75% convertible subordinated notes (Note E)                           -              783,000

Stockholders' Equity (Note E):

    Common stock, $.01 par value, authorized 25,000,000
    shares, issued and outstanding, 3,400,975 shares at
    January 31, 1996 and 280,000 shares at April 30, 1995           34,000               3,000

    Series A convertible preferred stock, no par value,
    authorized 5,000,000 shares, issued and outstanding
    none at January 31, 1996 and 2,223,556 shares at
    April 30, 1995                                                      -            1,694,000

    Additional paid-in capital                                  13,175,000          10,853,000

    Accumulated deficit                                        (11,455,000)        (11,909,000)
                                                              ------------        ------------

      Total stockholders' equity                                 1,754,000             641,000
                                                              ------------        ------------

                                                              $  5,811,000        $  6,709,000
                                                              ============        ============

The accompanying notes to consolidated financial statements are an integral part of this statement.

(1) The April 30, 1995 amounts have been extracted from the Company's Annual Report on Form 10-K for the year ended April 30, 1995.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                     Three Months Ended         Nine Months Ended
                                                        January 31,                January 31,
                                                 ------------------------    ------------------------
                                                    1996          1995          1996          1995
                                                    ----          ----          ----          ----
Sales                                            $3,723,000    $3,448,000    $11,384,000  $11,014,000

Costs and Expenses:

    Cost of goods sold                            3,231,000     3,094,000      9,135,000    9,152,000
    Selling, general and administrative             302,000       294,000        747,000      714,000
    Legal and litigation settlement                  45,000        34,000        141,000      168,000
    Depreciation                                    131,000       142,000        330,000      345,000
                                                 ----------    ----------    -----------  -----------
                                                     14,000      (116,000)     1,031,000      635,000

Other income (expenses):

    Interest expense                                 (1,000)     (159,000)       (43,000)    (629,000)
    Amortization of intangible assets              (219,000)     (351,000)      (549,000)    (866,000)
    Write-down of goodwill                              -      (2,500,000)           -     (2,500,000)
    Other, net                                       11,000        30,000         23,000       42,000
                                                 ----------    ----------    -----------  -----------

Income (loss) before income taxes                  (195,000)   (3,096,000)       462,000   (3,318,000)

Provision for income taxes                            2,000         1,000          8,000        3,000
                                                 ----------    ----------    -----------  -----------

Income (loss) before extraordinary
  item                                             (197,000)   (3,097,000)       454,000   (3,321,000)

Extraordinary item:
    Gain from debt restructuring                       -        2,552,000            -      2,552,000
                                                 ----------    ----------    -----------  -----------

Net  Income (loss)                                ($197,000)    ($545,000)      $454,000    ($769,000)
                                                 ==========    ==========    ===========  ===========

Net Income (loss) per common
  share (Note F):

    Primary                                           ($.06)       ($1.95)          $.16       ($2.74)
                                                 ==========    ==========    ===========  ===========

    Fully-diluted                                     ($.06)       ($1.95)          $.14       ($2.74)
                                                 ==========    ==========    ===========  ===========

The accompanying notes to consolidated financial statements are an integral part of this statement.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          NINE MONTHS ENDED JANUARY 31,

                                   (UNAUDITED)

                                                       1996               1995
                                                       ----               ----
Cash flows from operating activities:

Net Income (loss)                                  $   454,000         ($ 769,000)

Adjustments to reconcile net income
(loss) to cash provided by operations:
    Depreciation and amortization                      879,000          1,210,000
    Write-down of goodwill                                --            2,500,000
    Debt forgiveness                                      --           (3,160,000)
    Convertible preferred stock issued to bank            --              980,000
    Deferred loan fees                                    --               57,000

Changes in operating assets and liabilities:

    Trade and other receivables                         (7,000)             4,000
    Inventories                                         (9,000)           (26,000)
    Prepaid expenses                                   (67,000)           (16,000)
    Accounts payable                                  (129,000)            17,000
    Accrued interest                                   (27,000)              --
    Accrued liabilities                                (66,000)          (352,000)
                                                   -----------        -----------

Cash provided by operations                          1,028,000            445,000
                                                   -----------        -----------

Cash flows used in investing activities:
    Additions to fixed assets                         (145,000)          (257,000)
    Increase in other assets                           (16,000)              --
                                                   -----------        -----------

Net cash used in investing activities                 (161,000)          (257,000)
                                                   -----------        -----------

Cash flows from financing activities:
    Net proceeds from Rights Offering                   79,000               --
    Redemption of 9.75% convertible
      subordinated notes                              (203,000)              --
    Proceeds from issuance of 9.75% convertible
      subordinated notes                                  --              783,000
    Proceeds from sale of preferred stock                 --              714,000
    Principal payments on borrowings                (1,027,000)        (1,938,000)
                                                   -----------        -----------
Net cash used in financing activities               (1,151,000)          (441,000)
                                                   -----------        -----------

Net decrease in cash                                  (284,000)          (253,000)
Cash at beginning of period                            493,000            774,000
                                                   -----------        -----------

Cash at end of period                              $   209,000        $   521,000
                                                   ===========        ===========

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                          NINE MONTHS ENDED JANUARY 31,

                                   (UNAUDITED)

                                                              1996             1995
                                                             ------           ------
Supplemental disclosures of cash flow information:

In connection with settlement of a contingent note payable, the Company recorded a $500,000 liability during the quarter ended January 31, 1995.

Cash paid during the period for:
    Interest                                                 $66,000          $  -
                                                             =======          ======
    Income taxes                                             $ 2,000          $4,000
                                                             =======          ======

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

The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and article 10 of Regulation S-X and do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial position and results of operations. The results of operations for the nine month period ended January 31, 1996 may not be indicative of the results that may be expected for the year ending April 30, 1996. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year-ended April 30, 1995.

NOTE B - ACCOUNTING PERIODS

The Company's restaurant operations are conducted through its wholly-owned subsidiary, Sea View Restaurants, Inc. ("Sea View"). The Company's consolidated financial statements for the three months and nine months ended January 31, 1996 and 1995 include Sea View's operations for the sixteen weeks and forty weeks ended February 1, 1996 and February 2, 1995, respectively.

NOTE C - FIXED ASSETS

                                                  January 31, 1996      April 30, 1995
                                                  ----------------      --------------
Leasehold improvements                               $ 2,661,000          $ 2,606,000
Furniture and equipment                                  795,000              725,000
                                                     -----------          -----------
                                                       3,456,000            3,331,000

Less accumulated depreciation and amortization        (2,058,000)          (1,769,000)
                                                     -----------          -----------
                                                     $ 1,398,000          $ 1,562,000
                                                     ===========          ===========


NOTE D -  LONG-TERM DEBT

On December 22, 1994 Sea View completed a restructuring of its bank debt and entered into an Amended and Restated Loan Agreement ("Amended Loan"). The Amended Loan included a senior secured note in the principal amount of $3,000,000, bearing interest at 12% per annum, and payable at varying monthly amounts through October 31, 1997, and a junior secured note in the amount of $400,000 accruing interest at 12% per annum with both interest and principal payable in a single lump sum on October 31, 1997. Interest to maturity on the senior secured and junior secured notes is included in the carrying value of such notes, in accordance with Financial Accounting Standards Board Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring," and will not be recognized as interest expense in current and future years. At January 31, 1996 the balance of the senior secured note was $2,359,000, including $259,000 of future interest costs, while the balance on the junior secured note was $557,000, including $98,000 of future interest costs.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

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

                                                     Three Months Ended         Nine Months Ended
                                                        January 31,                January 31,
                                                 ------------------------     ----------------------
                                                    1996          1995          1996          1995
                                                    ----          ----          ----          ----

Net Income (loss)                                ($197,000)     ($545,000)   $ 454,000     ($769,000)

Net Income (loss) per common share:

  Primary:
     Before extraordinary items                      ($.06)       ($11.06)        $.16       ($11.85)
     Extraordinary items                                -            9.11           -           9.11
                                                 ---------      ---------    ---------     ---------

     Net Income (loss)                               ($.06)        ($1.95)        $.16        ($2.74)
                                                 =========      =========    =========     =========
  Fully-Diluted:
     Before extraordinary items                      ($.06)       ($11.06)        $.14       ($11.85)
     Extraordinary items                                -            9.11           -           9.11
                                                 ---------      ---------    ---------     ---------

     Net Income (loss)                               ($.06)        ($1.95)       $ .14        ($2.74)
                                                 =========      =========    =========     =========

Weighted average number of
common shares outstanding:

  Primary                                        3,401,000        280,000    2,778,000       280,000
                                                 =========      =========    =========     =========

  Fully-diluted                                  3,401,000        280,000    3,400,000       280,000
                                                 =========      =========    =========     =========

              CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

RESTAURANT REVENUES

Total sales for the three months ended January 31, 1996 were $3,723,000 compared with $3,448,000 for the same period last year, an increase of $275,000 or 8.0%.

The Registrant's Gladstone's 4 Fish restaurant is located on the beach in Pacific Palisades, California and is dependent, to a certain extent, on favorable weather and tourism. Sales for the three months ended January 31, 1996 benefited significantly from favorable weather and minimal rainfall as compared with the same period last year.

Sales for the nine months ended January 31, 1996 were $11,384,000 compared with $11,014,000 for the same period last year, an increase of $370,000 or 3.4%. The sales increase in the third quarter ended January 31, 1996 accounted for approximately 74% of the year to date sales increase. As noted above, this is primarily due to very favorable weather during this period. Additional factors which have resulted in year to date sales growth include a successful Lobsterfest promotion during the month of October 1995 and a New Year's eve dinner and laser light show. Both of these events were held at the Registrant's Gladstone's 4 Fish restaurant.

The Registrant operates its Gladstone's 4 Fish restaurant pursuant to a concession agreement with the County of Los Angeles ("County") which expires October 31, 1997. The County's standard operating procedure is to distribute a request for proposal prior to entering into new agreements. The Registrant anticipates that the County will follow this procedure with regard to the Gladstone's 4 Fish concession agreement and expects that this process will be concluded in 1996. Except for the restaurant structure itself, the Registrant owns all personal property, fixtures and leasehold improvements at Gladstone's. The Registrant also owns the Gladstone's trade name and existing liquor licenses and operates certain sections of the restaurant pursuant to permits granted by the California Coastal Commission. Gladstone's has operated at the present site since 1981. The Registrant intends to complete a proposal to remain as the operator of this site but there can be no assurance that such proposal will ultimately be accepted by the County. The Registrant is currently reviewing other potential restaurant sites for both expansion possibilities as well as for an alternate location to lessen the impact on the business if it is unsuccessful in retaining the present location.

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

Cost of goods sold for the three months ended January 31, 1996 was $3,231,000, or, as a percentage of sales, 86.8% compared with $3,094,000, or, as a percentage of sales, 89.7% during the same period last year. This improvement is primarily due to lower labor costs resulting from a more efficient use of restaurant staff as well as significantly lower rates on workers compensation insurance. The reduction in workers compensation insurance should result in lower labor costs through March 31, 1996, the end of the current policy year.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

Cost of goods sold for the nine months ended January 31, 1996 was $9,135,000, or, as a percentage of sales, 80.2% compared with $9,152,000, or, as a percentage of sales, 83.1% during the same period last year. This improvement is also primarily due to lower labor costs. In addition, in the comparable period last year the Registrant incurred expenses related to a July 4th fireworks show and non-recurring expenses due to the implementation of a new menu and service approach for Gladstone's outdoor dining area.

Cost of goods sold will typically be slightly lower during the first and second quarters due to additional economies of scale that can be achieved with labor and certain other costs when sales levels are higher. For the fiscal year ended April 30, 1995, cost of goods sold, as a percentage of sales, was 82.9%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended January 31, 1996, selling, general and administrative expenses were $302,000 compared with $294,000 for the same period last year, an increase of $8,000 or 2.7%.

For the nine months ended January 31, 1996, selling, general and administrative expenses were $747,000 compared with $714,000 for the same period last year, an increase of $33,000 or 4.6%. This increase is primarily due to expenses incurred in connection with the Registrant's reverse stock split which became effective May 1, 1995, as well as an increase in certain compensation related expenses.

LEGAL AND LITIGATION SETTLEMENT

For the three months ended January 31, 1996, legal and litigation settlement expenses were $45,000 compared with $34,000 for the same period last year, an increase of $11,000 or 32.3%. This increase is due, in part, to expenses incurred to register 3,004,282 shares of common stock owned by certain stockholders, pursuant to an existing contractual obligation. The selling stockholders do not necessarily intend to sell their shares but may decide to do so in the future. The Registrant is obligated to file amendments to the registration statement in order to update it at any time for up to two years when requested in writing by Bank of America (one of the selling stockholders) with the Registrant bearing all the expenses of such registration and updates up to certain limits.

For the nine months ended January 31, 1996, legal and litigation settlement expenses were $141,000 compared with $168,000 for the same period last year, a decrease of $27,000 or 16.1%.

The Registrant will incur legal expenses during the balance of its current fiscal year ending April 30, 1996 to defend a lawsuit brought by a former employee of the Registrant (See Part II - Item 1. - Legal Proceedings).

INTEREST EXPENSE

For the nine months ended January 31, 1996 the Registrant incurred interest expense of $43,000 primarily related to the 9.75% convertible subordinated notes. These notes were partially redeemed by the Registrant in October 1995 and the unredeemed portion of the notes converted into common stock as of October 30, 1995. The Registrant incurred $1,000 of interest expense for the three months ended January 31, 1996 and does not expect to incur any significant interest expense through the end of its current fiscal year.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

For the three months and nine months ended January 31, 1995 the Registrant incurred interest expense of $159,000 and $629,000, respectively, related to the term loan which was borrowed to fund the acquisition of the Registrant's restaurant operations. On December 22, 1994 the Registrant entered into an Amended and Restated Loan Agreement ("Amended Loan"). Interest to maturity on the Amended Loan has been included in the carrying value of such debt, in accordance with Financial Accounting Standards Board Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring" and will not be recognized as interest expense in current and future years.

AMORTIZATION OF INTANGIBLE ASSETS

For the three months and nine months ended January 31, 1996 amortization expense was $219,000 and $549,000, respectively, compared with $351,000 and $866,000 for the same periods last year. These decreases are due to the Registrant's covenant not to compete becoming fully amortized as of April 30, 1995. Amortization expense now relates completely to the Registrant's Goodwill and will approximate $714,000 per year.

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

Capital expenditures through January 31, 1996 totaled approximately $166,000. The Registrant estimates that capital requirements for fiscal 1996 will be approximately $250,000.

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

                                 California Beach Restaurants, Inc. (Registrant)


Dated:  March 11, 1996           By:   Alan Redhead
                                    --------------------------------------------
                                       Alan Redhead
                                       Chief Executive Officer
                                       (Duly Authorized Officer)


                                 By:   Mark E. Segal
                                    --------------------------------------------
                                       Mark E. Segal
                                       Vice President - Finance
                                       and Chief Financial Officer

                              INDEX TO EXHIBITS



   ITEM
  NUMBER             DESCRIPTION                      METHOD OF FILING
  ------             -----------                      ----------------

    27          Financial data schedule         Filed herewith electronically