Form 10-K405
period 1996-04-30
CALIFORNIA BEACH RESTAURANTS INC
filed 1996-07-16
CIK 738274

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

     For the fiscal year ended April 30, 1996
                        or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
     For the transition period from _________________ to ________________

Commission File No. 0-12226

                       CALIFORNIA BEACH RESTAURANTS, INC.
             (Exact name of registrant as specified in its charter)

          California                                     95-2693503
(state or other jurisdiction of                (IRS Employer Identification No.)
 Incorporation or organization)

   17383 Sunset Boulevard, Suite 140
     Pacific Palisades, California                                      90272
(Address of principal executive office)                               (Zip Code)

                  Registrant's telephone number: (310) 459-9676

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X  No
                                        ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant based upon the average bid price in the over-the-counter market on August 11, 1995 (the date of the last posted quote) was approximately $12,144.

The number of outstanding shares of the Registrant's Common Stock as of June 21, 1996 was 3,400,975.

Documents incorporated by reference; the definitive Proxy Statement of the Registrant for the 1996 annual meeting of shareholders (Part III to the extent described herein), or if such Proxy Statement is not filed within 120 days of the Registrant's fiscal year end, such information will be included in an amendment to this Form 10-K filed within such timeframe.

PART I

ITEM 1  BUSINESS

GENERAL

         California Beach Restaurants, Inc., ("Registrant"), formerly I.H.V. Corp., was organized under the laws of the State of California in April 1971. The Registrant is currently engaged in one line of business, the ownership and operation of restaurants, including Gladstone's 4 Fish ("Gladstone's") in Pacific Palisades, California and RJ's - Beverly Hills ("RJ's") in Beverly Hills, California. For many years the Registrant, through its Microsonics division, was engaged in the manufacture and sale of microphonographs and microrecords. In July 1991, the Registrant decided to discontinue operations in this business segment.

RESTAURANT OPERATIONS

         The Registrant owns and operates the following restaurants through its wholly-owned subsidiary, Sea View Restaurants, Inc. ("Sea View"):

         GLADSTONE'S 4 FISH. Gladstone's is one of Southern California's best known fresh seafood restaurants. In 1972, the original Gladstone's was opened as a small, 80-seat establishment in Santa Monica Canyon near the Pacific ocean in Santa Monica, California. In 1981, Gladstone's was moved to its present location on the beach at the intersection of Sunset Boulevard and Pacific Coast Highway in Pacific Palisades, California. Based on restaurant industry surveys, Gladstone's is one of the top grossing restaurants in America, with annual sales in excess of $13,000,000. With its seaside open deck, covered patio, bar, main dining room and two private dining areas the overall concept of Gladstone's is that of a warm, casual and friendly restaurant. The average meal price at Gladstone's is approximately $21.75.

         The Registrant operates Gladstone's pursuant to a concession agreement with the County of Los Angeles ("County") which expires October 31, 1997. The County's standard operating procedure for contracts in excess of a certain minimum length and amount is to distribute a request for proposal seeking bids prior to entering into new agreements. The County is following this procedure with regards to the Gladstone's concession agreement and the Registrant anticipates that this process will be concluded by December 1996. Except for the restaurant structure itself, the Registrant owns all personal property, fixtures and leasehold improvements at Gladstone's. The Registrant also owns the Gladstone's trade name and existing liquor licenses and operates certain sections of the restaurant pursuant to permits granted by the California Coastal Commission. Gladstone's has operated at the present site since 1981. The Registrant intends to complete a proposal to remain as the operator of this site but there can be no assurance that such proposal will ultimately be accepted by the County. The Registrant is currently reviewing other potential restaurant sites for both expansion possibilities as well as for an alternate location to lessen the impact on the business if it is unsuccessful in retaining the present location. If the Registrant does not continue to operate Gladstone's at the present site after October 31, 1997, or if the Registrant is unsuccessful in finding an alternate location, it will have a material adverse impact on the Registrant's operations.

         RJ'S - BEVERLY HILLS. RJ's is located at 252 N. Beverly Drive, Beverly Hills, California. RJ's was opened in 1979 and emphasizes its extensive salad bar, barbecued ribs and chicken, library bar and antique ceiling fans to create an attractive, casual dining atmosphere in the heart of Beverly Hills. RJ's had sales of approximately $2,100,000 for the most recent fiscal year. The average meal price at RJ's is approximately $16.00.

         In April 1996, the Registrant completed a remodel of the main dining area and bar at RJ's. In addition to the physical changes, the Registrant changed the name of the restaurant from "RJ's - The Rib Joint" to "RJ's - Beverly Hills." This change was made to prevent confusion on the part of prospective customers that RJ's only offered ribs or barbeque items. At the same time, the menu was changed to include more selections for the non-rib eater. New selections include fresh hand carved turkey, fresh broiled halibut and salmon, crab cakes and several prepared salads. The Registrant also discontinued Sunday brunch at RJ's. The discontinuation of Sunday brunch will have a negative impact on sales but should not materially impact the restaurant's results of operations. The Registrant incurred additional expenses for training, supplies, uniforms and product development as a result of the above mentioned changes. These costs were expensed as incurred.

GOVERNMENT REGULATIONS

         The Registrant is subject to various federal, state and local laws affecting its business. Each restaurant is subject to licensing and regulation by a number of governmental authorities, including alcoholic beverage control, coastal development, health, safety and fire agencies. The Registrant has not experienced problems in obtaining or renewing required permits or licenses. The failure to receive or retain, or a delay in obtaining any significant license or permit could adversely impact the Registant's operations.

         Various federal and state labor laws govern the Registrant's relationship with its employees, including such matters as minimum wage requirements, overtime and other working conditions. Significant additional increases in minimum wage, mandated paid leaves of absence or mandated universal health benefits could adversely impact the Registrant.

MANAGEMENT CONTRACTS

         The Registrant does not currently manage and does not presently have any plans to manage any restaurants not owned by the Registrant. In previous years, the Registrant managed and attempted to secure management agreements with several restaurants. The Registrant would consider entering into management agreements in the future based upon satisfactory terms.

LICENSE AGREEMENT

         GLADSTONE'S/UNIVERSAL CITY - In 1992 the Registrant entered into a license agreement with MCA Development Venture Two ("MCADVT"), an affiliate of MCA Inc., which permits MCADVT to use the Gladstone's 4 Fish name and trademarks at a restaurant in their CityWalk development located in Universal City, California in exchange for a royalty fee of .8% of the restaurant's gross receipts during such use. The Gladstone's 4 Fish restaurant at CityWalk opened in May 1993. Fees received pursuant to this agreement during fiscal 1996 were approximately $76,000.

TRADEMARKS

         The Registrant has registered several of its marks relating to the operation of Gladstone's and R.J.'s as trademarks and service marks and regards such marks as having significant value and as being an important factor in the marketing of its restaurants.

COMPETITION

         The Registrant's restaurants compete with a wide variety of restaurants, ranging from national and regional restaurant chains to locally owned restaurants. Restaurants historically have represented a high risk investment in a very competitive industry. Many of the Registrant's competitors have significantly greater financial resources than the Registrant. The restaurant business is often affected by changes in consumer tastes and discretionary spending patterns, national and regional economic conditions, demographic trends, consumer confidence in the economy, traffic patterns and the type, number and location of competing restaurants. Any change in these factors could adversely impact the Registrant. Management believes that the Registrant's restaurants are comparable in quality, and in many cases superior, to competing restaurants. There is no assurance that the Registrant's restaurants will be able to compete successfully with other restaurants in their respective areas.

EMPLOYEES

         The Registrant has approximately 319 employees in restaurant operations. None of the employees are represented by a union. The Registrant believes that its working conditions and compensation packages are competitive with those offered by its competitors and considers relations with its employees to be good.

SEASONALITY

         The Registrant's restaurant business is seasonal due to Gladstone's location on the beach in Pacific Palisades, California. As a result, sales and operating profits are higher during the summer months.

ITEM 2 PROPERTIES

         GLADSTONE'S LEASES. The concession agreements with the County of Los Angeles ("County") for the operation of Gladstone's and the adjacent parking lot expire on October 31, 1997. See Item 1 - "Restaurant Operations - Gladstone's 4 Fish" for additional information regarding the expiration of the concession agreements. The concession agreement for the restaurant provides for rent based on 8% of sales of food, non-alcoholic beverages and other merchandise and 10% of the sales of alcoholic beverages, with an annual minimum rent of $480,000. Rent paid under the restaurant lease for the 1996 fiscal year was approximately $1,103,000, representing approximately 8.4% of the restaurant's sales. The current monthly rental payment for the adjacent parking lot is $2,948, subject to annual cost-of-living adjustments of up to 5.5%. Rent paid during fiscal 1996 for the parking lot was $35,400.

         R.J.'S LEASE. In December 1994, the Registrant negotiated an amended and restated lease for RJ's. The amended lease expires in December 2004 subject to a non-guaranteed extension period of five years. The amended lease futher provides for monthly rental payments of $12,500 through December 1997. In January 1998, 2001 and 2004 the monthly lease payments are subject to adjustment based on Consumer Price Index changes. Rent paid in fiscal 1996 was $150,000.

         EXECUTIVE OFFICE. The Registrant occupies approximately 2,000 square feet of office space in Pacific Palisades, pursuant to a lease which expires in September 1997 and provides for current monthly rental payments of $2,890.

ITEM 3 LEGAL PROCEEDINGS

         The Registrant is involved in litigation and threatened litigation arising in the ordinary course of business. The Registrant does not believe that resolution of any such matters will have a material adverse effect on its business. The matter referred to in the Registrant's Form 10-Q for the quarter ended January 31, 1996 has been resolved with no material impact on the Registrant.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Registrant's stockholders during the fourth quarter of the fiscal year ended April 30, 1996.

PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The shares of Registrant's common stock are listed on the OTC Bulletin Board under the symbol "CBHR".

         Market price information for the Registrant's common stock listed below is taken from the OTC Bulletin Board.

                                                       BID PRICE
                                                   -----------------
                  FISCAL 1995                      HIGH          LOW
                  -----------                      ----          ---
                  First Quarter                    .033           .033
                  Second Quarter                   .033           .033
                  Third Quarter                    .33            .033
                  Fourth Quarter                   .33            .033

                  FISCAL 1996
                  -----------
                  First Quarter                     .02           .01
                  Second Quarter                    (A)            (A)
                  Third Quarter                     (A)            (A)
                  Fourth Quarter                    (A)            (A)

                  FISCAL 1997
                  -----------
                  First Quarter (through 6/21/96)   (A)            (A)

         Bid prices prior to May 1, 1995, the effective date of the Registrant's one for 33.286962 reverse stock split, have been adjusted on a pro-forma basis to reflect such stock split. At June 21, 1996, the Registrant had approximately 570 shareholders of record.

         (A) - Since August 14, 1995 there have been no posted bid prices for the Registrant's common stock.

         DIVIDENDS The Registrant has not paid a dividend on its common stock since fiscal 1985. The Registrant presently intends to retain any earnings to repay indebtedness and finance its operations and does not anticipate declaring cash dividends in the foreseeable future. Sea View's loan agreement prohibits the payment of dividends to the Registrant or the repurchase of Sea View's common stock by Sea View.

ITEM 6 SELECTED FINANCIAL DATA

         The following table sets forth the selected financial data and operating data for the five years ended April 30, 1996 and is derived from the audited consolidated financial statements of the Registrant. The consolidated financial data in the following table is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other financial and statistical information included elsewhere in this Form 10-K.

                                                                       YEARS ENDED APRIL 30,
                                                   ----------------------------------------------------------
                                                   1996         1995          1994         1993          1992
                                                   ----         ----          ----         ----          ----
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income Statement Data:
      Sales                                      $15,257     $ 14,160      $ 13,924      $ 15,144      $ 17,038
      Income (loss) from continuing
       operations before extraordinary items         577       (3,419)       (1,372)         (665)       (1,328)
      Income (loss) per common share
       from continuing operations before
       extraordinary items                           .20       (12.21)        (4.93)        (2.35)        (4.18)
     Income from discontinued operations (b)        --           --            --              16           157
     Income per common share from
       discontinued operation                       --           --            --            --             .49
     Extraordinary item (a)                         --          2,540          --            --            --
      Income per common share from
        extraordinary item                          --           9.07          --            --            --
     Net Income (loss)                               577         (879)       (1,372)         (649)       (1,171)
     Net Income (loss) per common share              .20        (3.14)        (4.93)        (2.35)        (3.69)

Balance Sheet Data:

     Total assets                                  6,060        6,709        10,369        11,649        12,485
     Debt in default                                --           --           8,166         8,166         8,336
     Convertible subordinated notes                 --            783          --            --            --
     Long-term debt, net of current portion        1,500        2,776          --            --            --

         (a) Extraordinary Gain recognized in connection with the December 1994 restructuring - See Note B to the Financial Statements.

         (b) Discontinued Operations of American Microsonics Corp., which was discontinued in 1991.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The Registrant currently has operations in one business segment, the ownership and operation of restaurants.

RESTAURANT OPERATIONS

         Restaurant operations includes the results of Gladstone's 4 Fish in Pacific Palisades, California, and RJ's - Beverly Hills in Beverly Hills, California. See Item 1 - "Restaurant Operations - Gladstone's 4 Fish" for additional information regarding the concession agreement pursuant to which Gladstone's 4 Fish is operated.

         Total sales for the year ended April 30, 1996 increased $1,097,000 or 7.7% compared with the year ended April 30, 1995. All restaurant operations are currently conducted through the Registrant's wholly-owned subsidiary, Sea View. Sea View's fiscal year included 53 weeks during the most recent fiscal year compared with 52 weeks in the prior year. On a sales per week basis Sea View's weekly sales were $287,900 for the 53 weeks ended May 2, 1996 compared with $272,300 for the 52 weeks ended April 27, 1995, an increase of 5.7%. This increase consisted of a 4.0% increase in total customer counts and a 1.7% increase in average guest check.

         The Registrant's Gladstone's 4 Fish restaurant is located on the beach in Pacific Palisades, California and is dependent, to a certain extent, on favorable weather and tourism. Gladstone's has a large outside deck overlooking the Pacific ocean which is a very popular destination but is only open as weather permits. Sales at Gladstone's for the third quarter ended January 31, 1996 and the fourth quarter ended April 30, 1996 benefitted significantly from several successful promotional events as well as favorable weather and lower rainfall as compared with the same period last year.

         Total sales for the year ended April 30, 1995 increased $236,000 or 1.7% compared with the year ended April 30, 1994. Sea View's fiscal year included 52 weeks during the year ended April 30, 1995 compared with 53 weeks in the prior year. On a sales per week basis Sea View's weekly sales were $272,300 for the 52 weeks ended April 27, 1995 compared with $262,700 for the 53 weeks ended April 28, 1994, an increase of 3.7%. This increase consisted of a 2.4% increase in total customer counts and a 1.3% increase in average guest check.

         Sales for the year ended April 30, 1995 were positively impacted by the modest recovery in the local economy. In addition, comparisons to the prior year were also affected by the two natural disasters which occurred during the year ended April 30, 1994, including the Malibu fires in November 1993 and the major earthquake in January 1994. Both of these events significantly impacted sales for a period of time following the disaster.

         In May 1993, MCA Development, Inc.("MCAD") opened a Gladstone's 4 Fish at its Citywalk project in Universal City, California pursuant to a license agreement between the Registrant and a subsidiary of MCAD. License fees for the fiscal years ended April 30, 1996, 1995 and 1994 were $76,000, $77,000 and $68,000, respectively.

         In June 1993 the city of Los Angeles enacted legislation which prohibits smoking in restaurants located in the city. The Registrant's Gladstone's 4 Fish restaurant is located within the city limits of Los Angeles. The Registrant does not believe that the smoking ban has had a material adverse impact on its operations.

COST OF GOODS SOLD

         Cost of goods sold includes all food, beverages, liquor, direct labor and other operating expenses, including rent, of the Registrant's restaurant operations. Cost of goods sold, as a percentage of sales, for the fiscal year ended April 30, 1996 was 80.9% compared to 82.9% for fiscal 1995 and 81.9% for fiscal 1994.

         The decrease in cost of goods sold as a percentage of sales in fiscal 1996 compared with fiscal 1995 is primarily due to lower insurance costs, particularly in the area of workers compensation insurance. Legislative reform of the California workers compensation insurance system enabled the Registrant to renew its workers compensation insurance for the year commencing April 1, 1995 at significantly reduced rates. The Registrant's advertising expenditures for the year ended April 30, 1996 were also slightly lower than the prior year. This reduction was primarily due to marketing and advertising expenses related to a July 4th fireworks show held in fiscal 1995 which was not held in fiscal 1996.

         The increase in cost of goods sold as a percentage of sales in fiscal 1995 compared to fiscal 1994 was due to several factors. During the year ended April 30, 1995 liquor sales, as a percentage of total sales, declined by approximately 9% reflecting the general public's continued moderation of alcohol consumption. Liquor sales have a significantly lower cost than food sales. Thus a higher ratio of food to liquor sales resulted in a higher cost of sales percentage. Secondly, in October 1994 the Registrant's Gladstone's 4 Fish ran a major lobster promotion. Lobster sales, during this promotion, had a significantly higher cost percentage than other menu items. This promotion was well received by the patrons of Gladstone's 4 Fish and as a result Gladstone's has extended price reductions on certain lobster meals in an effort to capture additional market share of local lobster business. Thirdly, the cost of certain fresh fish and shellfish were markedly higher during the second and third quarters compared to the same period last year. Lastly, labor costs at Gladstone's were higher during the summer months due to the implementation of a new menu and new service approach for the Gladstone's outdoor dining area. These changes were implemented as part of a successful effort to improve service quality to the patrons of this outdoor area.

         Legislation is currently pending at both the federal and state level to increase the current minimum wage. At present, the state of California does not allow any adjustment of minimum wage for tipped employees. A significant increase in the minimum wage that is not offset by an adjustment for employees who receive tips will have an adverse impact on the Registrant's labor costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general, and administrative expenses for the year ended April 30, 1996, increased $68,000 or 7.2% as compared with the year ended April 30, 1995. This increase is primarily due to expenses incurred in connection with the Registrant's reverse stock split which became effective May 1, 1995 as well as an increase in certain incentive compensation expenses. As a percentage of sales, selling general and administrative expenses declined slightly from 6.7% of sales for the year ended April 30, 1995 to 6.6% of sales for the year ended April 30, 1996.

         Selling, general and administrative expenses for the year ended April 30, 1995, decreased $99,000 or 9.5% as compared with the year ended April 30, 1994. This decrease is primarily due to a reduction in compensation and termination expenses related to the elimination of an executive position.

LEGAL AND LITIGATION SETTLEMENT

         Legal and litigation settlement expenses for the year ended April 30, 1996, decreased $64,000 or 29.0% as compared with the year ended April 30, 1995. Expenses incurred during the year include costs to register 3,004,282 shares of common stock owned by certain stockholders, pursuant to an existing contractual obligation. The selling stockholders do not necessarily intend to sell their shares but may decide to do so in the future. The Registrant is obligated to file amendments to the registration statement in order to update it at any time for up to two years when requested in writing by Bank of America (one of the selling stockholders) with the Registrant bearing all the expenses of such registration and updates up to certain limits.

         Legal and litigation settlement expenses for the year ended April 30, 1995, decreased $276,000 or 55.5% as compared with the year ended April 30, 1994. In November 1993, the Registrant executed settlement agreements in two major lawsuits to which it was a party. Based on the terms of the settlement agreements, the Registrant recorded litigation settlement expenses of $225,000. There were no such litigation settlement expenses incurred during the year ended April 30, 1995.

         On December 22, 1994 the Registrant completed a restructuring of Sea View's bank loan and settlement of a contingent note. The Registrant concurrently closed a private placement of securities to finance such restructuring and settlement. Legal expenses related to the debt restructuring of $100,000 reduced the extraordinary gain that was recorded upon consummation of the transaction. Legal expenses of $98,000 related to the private placement were offset against the proceeds of such offering.

INTEREST EXPENSE

         For the year ended April 30, 1996, the Registrant incurred interest expense of $43,000 related primarily to the 9.75% Convertible Subordinated Notes ("Convertible Notes"). The Convertible Notes were partially redeemed by the Registrant in October 1995 and the unredeemed portion of the notes converted into common stock as of October 30, 1995. The balance of the interest expense is related to a capital lease for certain restaurant equipment.

         For the year ended April 30, 1995, the Registrant incurred interest expense of $657,000 related primarily to the $10,000,000 term loan which was borrowed in April 1990 to fund the acquisition of the Registrant's restaurant operations. On December 2, 1994 the Registrant and its bank executed a term sheet outlining the conditions pursuant to which the bank would agree to restructure the existing senior secured debt. This restructuring was consummated on December 22, 1994. Interest to maturity on the restructured bank debt has been included in the carrying value of such debt, in accordance with Financial Accounting Standards Board Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring " and will not be recognized as interest expense in current and future years.

AMORTIZATION OF INTANGIBLE ASSETS

         Amortization expense relates primarily to the goodwill and covenant not to compete which were recorded in April 1990 upon the completion of the acquisition of the Registrant's restaurant operations. The five year covenant not to compete was fully amortized at April 30, 1995.

         The Registrant considered the restructuring transactions consummated on December 22, 1994 to represent an event which established the existence of impairment indicators. The issuance of equity securities to the bank and the private financing reflects potentially 78% of the Registrant's fully diluted voting equity. These transactions served as the basis for determining fair value in order to measure the extent of impairment. This valuation was further adjusted to reflect the uncertainty concerning continuation of business at the Registrant's principal restaurant location beyond the current term of the concession agreement. Accordingly, during fiscal year 1995 goodwill was written down by $2,500,000 and concurrently, the amortization period was reduced from fifteen years to ten years. The combination of the write-down and reduction in amortization period will result in future annual amortization expense of approximately $714,000.

INCOME TAX EXPENSE

         For the year ended April 30, 1996, the Registrant recorded income tax expense of $16,000, representing federal and state taxes due based on Alternative Minimum Tax calculations.

         For the years ended April 30, 1995 and 1994, the Registrant recorded income tax expense of $4,000 which represents minimum state taxes.

LIQUIDITY AND CAPITAL RESOURCES

         On December 22, 1994, the Registrant completed a restructuring of Sea View's existing bank debt and settlement of a contingent subordinated note. The private financing which raised the funds necessary to effect the bank debt restructuring and contingent note settlement, involved a total investment of $1,600,000, excluding expenses, consisting of $817,290 of Series A Convertible Preferred Stock ("Convertible Preferred Stock") and $782,710 of Convertible Notes. Reference is made to Notes B and D of the financial statements included under Item 8 hereof for a description of the Registrant's debt restructuring and outstanding bank debt. The Registrant held an annual meeting of shareholders on April 28, 1995. At this meeting the shareholders approved a one for 33.286962 reverse stock split of the Registrant's common stock. The reverse stock split became effective on May 1, 1995 upon the filing of a Certificate of Amendment to the Articles of Incorporation of the Registrant. As a result of the reverse stock split, the Convertible Preferred Stock automatically converted into 2,180,748 shares of common stock on May 1, 1995.

         On October 18, 1995 the Registrant completed a Rights Offering to certain shareholders that did not participate in the December 22, 1994 private placement. Eligible shareholders as of September 11, 1995 received 4.7215 rights for each share of common stock that they owned. Each right entitled the holder to purchase one share of common stock at $.83 per share. The proceeds of the offering were used to partially redeem the Registrant's Convertible Notes which, if not redeemed, were scheduled to convert into common stock as of October 30, 1995.

         The Registrant raised $202,537 from the exercise of 244,020 rights. The proceeds from the offering were distributed to the holders of the Convertible Notes on a pro-rata basis. The unredeemed portion of the Convertible Notes converted into 696,207 shares of common stock. Expenses of the offering, which were paid by the Registrant, approximated $124,000.

         The Registrant currently has no outside sources of short-term or long-term financing. Although the Registrant remains highly leveraged after the completion of the bank debt restructuring, due primarily to the repayment terms of the remaining loan principal, the Registrant believes that its existing cash and cash flow from operations over the next year will allow it to meet its debt obligations under the amended loan agreement and its normal operating expenses.

         Capital expenditures for the year ended April 30, 1996 totaled approximately $259,000. The Registrant estimates that capital requirements for fiscal 1997 will total approximately $225,000.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Except for the historical information contained herein, certain statements in this Form 10-K, including statements in this Item and in "Business" are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Registrant, or industry results, to be materially different from any future results, performance or achievments expressed or implied by such forward-looking statements. Such factors include, among others, the following: whether the Registrant is able to enter into a new concession agreement with the County of Los Angeles with respect to the operation of Gladstone's at its current location or, failing that, is able to secure a suitable alternate location; the significant indebtedness of the Registrant, including the Registrant's ability to service its indebtedness to the bank and to comply with certain restrictive covenants; that the Registrant has no short term or long term borrowing capacity, is highly leveraged and its principal source of cash is funds generated from operations; that restaurants historically have represented a high risk investment in a very competitive industry; general and local economic conditions, which can, among other things, impact tourism and restaurant revenues; weather and natural disasters, such as earthquakes and fires, which can impact sales at the Registrant's restaurants; quality of management; changes in, or the failure to comply with, governmental regulations; and other factors referenced in this Form 10-K.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       CALIFORNIA BEACH RESTAURANTS, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                               Page
                                                                               ----
         Report of Independent Auditors                                         14

         Consolidated Balance Sheets - April 30, 1996 and 1995                  15

         Consolidated Statements of Operations for each of the three
           years in the period ended April 30, 1996                             17

         Consolidated Statements of Stockholders' Equity (Deficit)  for
           each of the three years in the period ended April 30, 1996           18

         Consolidated Statements of Cash Flows for each of the
           three years in the period ended April 30, 1996                       19

         Notes to Consolidated Financial Statements                             21

         Schedule No.      Description
         ------------      -----------
         III               Condensed Financial Information of Registrant
                           California Beach Restaurants, Inc.                   31

         VIII              Valuation and Qualifying Accounts                    35

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None

PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning directors and executive officers is incorporated herein by reference from the sections entitled "Election of Directors" and "Section 16(a) Reporting Delinquencies" in the Registrant's 1996 Proxy Statement, or if such Proxy Statement is not filed within 120 days of the Registrant's fiscal year end, such information will be included in an amendment to this Form 10-K filed within such timeframe.

ITEM 11 EXECUTIVE COMPENSATION

         Information concerning executive compensation is incorporated herein by reference from the section entitled "Executive Compensation" in the Registrant's 1996 Proxy Statement, or if such Proxy Statement is not filed within 120 days of the Registrant's fiscal year end, such information will be included in an amendment to this Form 10-K filed within such timeframe.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's 1996 Proxy Statement, or if such Proxy Statement is not filed within 120 days of the Registrant's fiscal year end, such information will be included in an amendment to this Form 10-K filed within such timeframe.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and related transactions is incorporated herein by reference from the section entitled "Certain Relationships and Related Transactions" in the Registrant's 1996 Proxy Statement, or if such Proxy Statement is not filed within 120 days of the Registrant's fiscal year end, such information will be included in an amendment to this Form 10-K filed within such timeframe.

PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements

                                                                                    Page No.
                                                                                    --------
        Report  of Independent Auditors                                                14

        Consolidated Balance Sheets - April 30, 1996 and 1995                          15

        Consolidated Statements of Operations for each of the three years
          in the period ended April 30, 1996                                           17

        Consolidated Statements of Stockholders' Equity (Deficit) for
          each of the three years in the period ended April 30, 1996                   18

        Consolidated Statements of Cash Flows for each of the three years
          in the period ended April 30, 1996                                           19

        Notes to Consolidated Financial Statements                                     21

    (2)  Financial Statement Schedules

         Schedule No.              Description
         ------------              -----------

                 III               Condensed Financial Information of Registrant,
                                   California Beach Restaurants, Inc.                  31

                 VIII              Valuation and Qualifying Accounts                   35

        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

    (3) Exhibits

            The exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report on Form 10-K.

(b)     Reports on Form 8-K

        None

(c)     Exhibits

        All exhibits required by Item 601 are listed on the accompanying Index to Exhibits described in (a) (3) above.

(d)     Financial Statement Schedules

        All of the financial statement schedules which are required by the regulations of the Securities and Exchange Commission are either inapplicable or are included as part of Item 8 herein.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
California Beach Restaurants, Inc.

We have audited the accompanying consolidated balance sheets of California Beach Restaurants, Inc. and subsidiaries as of April 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended April 30, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of California Beach Restaurants, Inc. and subsidiaries at April 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                    ERNST & YOUNG LLP

Los Angeles, California
June 7, 1996

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                            April 30,
                                                    -------------------------
                                                       1996           1995
                                                    ----------     ----------
Current Assets:
   Cash                                             $  624,000     $  493,000
   Restricted cash (Note A )                           500,000        500,000
   Trade and other receivables                          27,000         22,000
   Inventories                                         261,000        262,000
   Prepaid expenses                                    203,000        155,000
                                                    ----------     ----------
        Total current assets                         1,615,000      1,432,000
                                                    ----------     ----------
Fixed Assets (at cost) - net of accumulated
   depreciation and amortization (Note C)            1,410,000      1,562,000

Other Assets:
   Goodwill, net of accumulated
      amortization of $3,870,000 (1996) and
      $3,157,000 (1995) (Note A )                   2,855,000      3,568,000

   Other                                              180,000        147,000
                                                   ----------     ----------
                                                   $6,060,000     $6,709,000
                                                   ==========     ==========

          The accompanying notes to consolidated financial statements are an integral part of this statement.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              April 30,
                                                   ------------------------------
                                                       1996              1995
                                                   ------------      ------------
Current Liabilities:
  Accounts payable                                 $    697,000      $    665,000
  Accrued interest                                         --              27,000
  Accrued liabilities                                   770,000           656,000
  Current portion of long-term debt (Note D)          1,216,000         1,161,000
                                                   ------------      ------------
     Total current liabilities                        2,683,000         2,509,000

Long-term debt, less current portion (Note D)         1,500,000         2,776,000

9.75% Convertible Subordinated
  Notes (Note B)                                           --             783,000

Commitments and Contingencies (Notes G and H)

Stockholders' Equity (Notes B and F):

  Common stock, $.01 par value, authorized
    25,000,000 shares, issued and outstanding
    3,401,000 shares at April 30, 1996 and
    280,000 at April 30, 1995                            34,000             3,000

  Series A Convertible Preferred Stock, no par
    value, authorized 5,000,000 shares, issued
    and outstanding none at April 30, 1996 and
    2,223,556 at April 30, 1995 (Note F)                   --           1,694,000

  Additional paid-in capital                         13,175,000        10,853,000
  Deficit in retained earnings                      (11,332,000)      (11,909,000)
                                                   ------------      ------------
     Total stockholders' equity                       1,877,000           641,000
                                                   ------------      ------------
                                                   $  6,060,000      $  6,709,000
                                                   ============      ============

           The accompanying notes to consolidated financial statements are an integral part of this statement.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Year Ended April 30,
                                                    ------------------------------------------------
                                                        1996              1995              1994
                                                    ------------      ------------      ------------
 Sales                                              $ 15,257,000      $ 14,160,000      $ 13,924,000

 Costs and expenses:
        Cost of goods sold                            12,335,000        11,741,000        11,402,000
        Selling, general and administrative            1,014,000           946,000         1,045,000
        Legal  and litigation settlement                 157,000           221,000           497,000
        Depreciation                                     431,000           452,000           381,000
                                                    ------------      ------------      ------------
                                                       1,320,000           800,000           599,000
 Other income (expenses):
        Interest expense                                 (43,000)         (657,000)         (890,000)
        Amortization of intangible assets               (714,000)       (1,104,000)       (1,115,000)
        Write-down of goodwill (Note A)                     --          (2,500,000)             --
        Other, net                                        30,000            46,000            38,000
                                                    ------------      ------------      ------------
 Income (loss) before income taxes                       593,000        (3,415,000)       (1,368,000)

 Income tax provision (Note E)                            16,000             4,000             4,000
                                                    ------------      ------------      ------------
 Income (loss) before extraordinary item                 577,000        (3,419,000)       (1,372,000)

 Extraordinary item:

       Gain from debt
        restructuring (Note B)                              --           2,540,000              --
                                                    ------------      ------------      ------------
 Net Income (loss)                                  $    577,000      ($   879,000)     ($ 1,372,000)
                                                    ============      ============      ============
 Net Income (loss) per common
  share: (Note A)

    Primary:
      Before extraordinary items                    $        .20      $     (12.21)     $      (4.93)
      Extraordinary items                                   --                9.07              --
                                                    ------------      ------------      ------------
                                                    $        .20      $      (3.14)     $      (4.93)
                                                    ============      ============      ============
   Fully-diluted                                    $        .18      $      (3.14)     $      (4.93)
                                                    ============      ============      ============
 Weighted average number of shares outstanding:
    Primary                                            2,931,000           280,000           278,400
    Fully-diluted                                      3,401,000           280,000           278,400

           The accompanying notes to consolidated financial statements are an integral part of this statement.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                           Series A Convertible
                                    Common Stock             Preferred Stock           Additional
                                    ------------             ---------------            paid-in      Accumulated
                                 Shares      Amount        Shares       Amount          capital        deficit           Total
                                 ------      ------        ------       ------          -------        -------           -----
 Balance at April 30, 1993       277,000     $3,000             --    $       --      $10,849,000    ($9,658,000)     $1,194,000

 Common stock issued
 for litigation settlement         3,000         --             --            --            4,000             --           4,000

 Net loss                             --         --             --            --               --     (1,372,000)     (1,372,000)
                               ---------    -------     ----------    ----------      -----------   ------------      ----------
 Balance at April 30, 1994       280,000      3,000             --            --       10,853,000    (11,030,000)       (174,000)

 Series A Convertible
 Preferred Stock issued
 pursuant to private
 placement                            --         --      1,000,000       714,000               --             --         714,000

 Series A Convertible
 Preferred Stock issued
 pursuant to restructuring            --         --      1,223,556       980,000               --             --         980,000

 Net loss                             --         --             --            --               --       (879,000)       (879,000)
                               ---------    -------     ----------    ----------      -----------   ------------      ----------
 Balance at April 30, 1995       280,000      3,000      2,223,556     1,694,000       10,853,000    (11,909,000)        641,000

 Conversion of Series A
 Convertible Preferred Stock
 into common stock             2,181,000     22,000     (2,223,556)   (1,694,000)       1,672,000             --              --

 Common stock issued
 pursuant to Rights Offering     244,000      2,000             --            --           77,000             --          79,000

 Conversion of 9.75%
 Convertible Subordinated
 Notes                           696,000      7,000             --            --          573,000             --         580,000

 Net Income                           --         --             --            --               --        577,000         577,000
                               ---------    -------     ----------    ----------      -----------   ------------      ----------
 Balance at April 30, 1996     3,401,000    $34,000             --            --      $13,175,000   ($11,332,000)     $1,877,000
                               =========    =======     ==========    ==========      ===========   ============      ==========

           The accompanying notes to consolidated financial statements are an integral part of this statement.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Year Ended April 30,
                                                                --------------------
                                                        1996             1995             1994
                                                        ----             ----             ----
 Cash flows from operating activities:

     Net Income (loss)                               $   577,000      ($  879,000)     ($1,372,000)

     Adjustments to reconcile net income (loss)
     to cash provided by operations:
         Depreciation and amortization                 1,145,000        1,613,000        1,582,000
         Write-down of goodwill                             --          2,500,000             --
         Gain from debt restructuring                       --         (2,540,000)            --
         Decrease in allowance for
          doubtful accounts                                 --               --            (52,000)
         Common stock issued
           for litigation settlement                        --               --              4,000
         Notes issued for litigation settlement             --               --             75,000

Changes in operating assets and liabilities:
       Restricted cash                                      --           (425,000)         (75,000)
        Accounts receivable, trade                        (5,000)         (13,000)          49,000
        Inventories                                        1,000          (11,000)          25,000
        Prepaid expenses                                 (48,000)           2,000          (70,000)
        Accounts payable                                  32,000          125,000         (334,000)
        Accrued interest                                 (27,000)            --               --
        Accrued liabilities                              114,000         (146,000)         358,000
                                                     -----------      -----------      -----------
Cash provided by operations                            1,789,000          226,000          190,000

Cash flows used in investing activities:
    Proceeds from sale of fixed assets                      --               --              5,000
    Increase (decrease) in other assets                  (33,000)          (7,000)           4,000
    Additions to fixed assets                           (259,000)        (280,000)        (380,000)
                                                     -----------      -----------      -----------
Net cash used in investing activities                   (292,000)        (287,000)        (371,000)
                                                     -----------      -----------      -----------
Cash flows from financing activities:
     Principal payments on borrowing                  (1,242,000)      (1,595,000)         (11,000)
     Payment of contingent note and
       restructuring expenses                               --           (692,000)            --
     Borrowings representing accrued interest
       prior to restructuring                               --            570,000             --
     Proceeds from the sale of Series A
       Convertible Preferred Stock                          --            714,000             --
     Proceeds from issuance of 9.75% Convertible
       Subordinated Notes                                   --            783,000             --
    Redemption of 9.75% Convertible
       Subordinated Notes                               (203,000)            --               --
    Net proceeds from Rights Offering                     79,000             --               --
                                                     -----------      -----------      -----------
  Net cash used in financing
    activities                                        (1,366,000)        (220,000)         (11,000)
                                                     -----------      -----------      -----------

           The accompanying notes to consolidated financial statements are an integralpart of this statement.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                                                   Year Ended April 30,
                                                   --------------------
                                            1996          1995           1994
                                            ----          ----           ----
Net increase (decrease) in cash           $131,000     ($281,000)     ($192,000)
Cash at beginning of period                493,000       774,000        966,000
                                          --------     ---------      ---------
Cash at end of period                     $624,000     $ 493,000      $ 774,000
                                          ========     =========      =========

Supplemental disclosures of cash flow information:

The Company incurred a capital lease obligation of $21,000 in connection with a lease agreement to acquire equipment during the year ended April 30, 1996.

In connection with settlement of a contingent note payable, the Company recorded a $500,000 liability during the year ended April 30, 1995.

Cash paid during the year for:

Interest                                    $70,000       $  --         $375,000
                                            =======       =======       ========
Income taxes                                $ 2,000       $ 4,000       $  4,000
                                            =======       =======       ========

           The accompanying notes to consolidated financial statements are an integral part of this statement.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

         The Company has operations in a single business segment, the ownership and management of two restaurants, Gladstone's 4 Fish and RJ's - Beverly Hills.

FISCAL YEAR

         The Company's fiscal year ends on April 30. The Company's restaurant operations are conducted through its wholly-owned subsidiary, Sea View Restaurants, Inc. ("Sea View"). Sea View's fiscal year is the 52 or 53 week period ending on the Thursday closest to April 30. Fiscal year 1996 ended on May 2, 1996 and contained 53 weeks. Fiscal year 1995 ended on April 27, 1995 and contained 52 weeks while fiscal year 1994 ended on April 28, 1994 and contained 53 weeks.

CONSOLIDATION

         The consolidated financial statements of California Beach Restaurants, Inc. and subsidiaries include the accounts of the parent company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

RESTRICTED CASH

         At April 30, 1996 and 1995, the Company had $500,000 in restricted cash. Of this amount, $475,000 is restricted pursuant to a financial covenant of the Company's restructured bank loan (see Note B). The remainder of restricted cash in 1996 and 1995 represent a letter of credit outstanding which secures payment of certain deductible amounts pursuant to the Company's fiscal year 1994 general liability insurance policy. The terms of this letter of credit require that it be fully collateralized by a separate restricted bank account.

INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method. Inventories consist primarily of food, beverages and other restaurant supplies.

FIXED ASSETS

         Fixed assets are stated at cost. Depreciation on furniture and equipment is computed by the straight-line method using lives ranging from 3 to 8 years. Leasehold improvements are amortized over the remaining terms of the leases (including options expected to be exercised) or the estimated lives of the improvements, principally 7 years, whichever is less.

INCOME TAXES

         The Company uses the liability method of accounting for income taxes pursuant to the adoption of Statement of Financial Accounting Standards No. 109 ("SFAS 109") Accounting for Income Taxes on May 1, 1993.

REVERSE STOCK SPLIT

         On April 28, 1995, the Company's shareholders approved a one for
33.286962 reverse stock split with respect to the outstanding shares of common stock which became effective May 1, 1995, upon the filing of a Certificate of Amendment to the Company's Articles of Incorporation. All references to share and per share amounts of common stock have been adjusted to give effect to the reverse stock split.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

PER SHARE DATA

         Primary earnings per common share are calculated by dividing net earnings applicable to common stock by the weighted average of common stock outstanding and common stock equivalents. On a fully diluted basis, where applicable, shares outstanding have been adjusted to assume the conversion of the 9.75% Convertible Subordinated Notes ("Convertible Notes") as of the beginning of the year and net income has been adjusted to reflect the addition of $38,000 in interest expense recorded during 1996.

         In 1995 and 1994 common stock equivalents and other potentially dilutive securities have been excluded from per share calculations as their effect would be antidilutive.

ACQUISITION COSTS

         Acquisition costs are stated at cost and are being amortized as follows:

                                Term                Method
                                ----                ------
Goodwill                      10 years          Straight Line
Covenant not to compete        5 years          Straight Line
Deferred loan costs            7 years          Interest method

         The covenant not to compete and all deferred loan costs have been fully amortized as of April 30, 1995. The Company's only remaining separately identifiable intangible asset is goodwill. It is the Company's policy to separately value all purchased intangible assets other than goodwill and to assign such identifiable intangible assets separate amortization lives.

         The Company considered the transactions described in Note B to represent an event which established the existence of impairment indicators. The issuance of equity securities to the bank and the private financing reflects potentially 78% of the Company's fully diluted voting equity. These transactions served as the basis for determining fair value in order to measure the extent of the impairment. This valuation was further adjusted to reflect the uncertainty concerning continuation of business at the Company's principal restaurant location beyond the current term of the concession agreement. Accordingly, during the year ended April 30, 1995 goodwill was written down by $2,500,000 and concurrently, the amortization period was reduced from fifteen years to ten years. The combination of the write-down and reduction in amortization period will result in future amortization expense of approximately $714,000.

         It is the Company's policy to periodically review the carrying value of its intangible assets (principally goodwill) in relation to the operating performance and the future undiscounted cash flows of the underlying business. Adjustments to the carrying value are made if the sum of expected future net cash flows over the remaining amortization period is less than the book value of the intangibles, or if events or circumstances also establish the existence of impairment indicators.

FINANCIAL INSTRUMENTS

         Based on the restructuring transactions described in Note B, the fair value of the long-term debt is estimated to be the same as amounts reported in the Company's balance sheet.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

STOCK-BASED COMPENSATION

         The Company accounts for its stock compensation arrangements under the provisions of Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees" and intends to continue to do so.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE B - RESTRUCTURING OF SENIOR AND SUBORDINATED CONTINGENT DEBT AND PRIVATE
         PLACEMENT

         On December 22, 1994, the Company completed a restructuring of Sea View's bank loan and settlement of a contingent note, and concurrently completed a private placement of securities to finance such restructuring and settlement.

         In April 1992, Sea View received notification from its bank that all amounts outstanding under the loan were due and payable. In late August 1994, Sea View's bank commenced formal foreclosure proceedings against the loan's collateral which included all of Sea View's assets. Additionally, Sea View was potentially liable under a Subordinated Contingent Promissory Note ("Contingent Note") to a third party issued in connection with the Company's acquisition of Sea View's operating assets in 1990. This Contingent Note could have resulted in a maximum amount due of $5,000,000, assuming a fifteen year extension of the Gladstone's 4 Fish restaurant concession agreement, plus interest at 12.5% from April 2, 1990. The bank required as a condition to the bank debt restructuring that the Contingent Note be settled or otherwise restructured to the bank's satisfaction. Accordingly, as part of the bank debt restructuring, the Company paid $500,000 in full satisfaction of the Contingent Note. The gain from the debt restructuring has been reduced by this payment.

         At the date of the bank debt restructuring, the Company owed the bank $8,166,000 in principal and $1,514,000 in accrued and unpaid interest. The restructured bank loan provided for the payment by Sea View of an aggregate of $4,700,000, of which $1,300,000 was paid on or before December 22, 1994, and a balance of $3,400,000 which was represented by two notes; a senior secured note in the amount of $3,000,000, bearing interest at 12% per annum, and payable at varying monthly amounts through October 31, 1997, and a junior secured note in the amount of $400,000 accruing interest at 12% per annum with both interest and principal payable in a single lump sum on October 31, 1997. Interest to maturity on the senior secured and junior secured notes of $563,000 and $157,000, respectively has been included in the carrying value of such notes, in accordance with Financial Accounting Standards Board Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring", and will not be recognized as interest expense in current and future years. Such notes are guaranteed by the Company. As additional consideration for the debt restructuring, the Company issued to the

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

NOTE B - RESTRUCTURING OF SENIOR AND SUBORDINATED CONTINGENT DEBT AND PRIVATE
         PLACEMENT - CONTINUED

bank,1,223,556 shares of a new issue Series A Convertible Preferred Stock ("Convertible Preferred Stock") that converted into 1,200,000 shares of common stock on May 1, 1995 upon the filing of a Certificate of Amendment to the Articles of Incorporation of the Company effecting a one for 33.286962 reverse stock split (constituting 30% of the combined voting power of all outstanding shares on a fully diluted basis). The bank is also entitled to two representatives on the Board of Directors of the Company until the restructured debt has been repaid or the bank has sold at least 25% of its stock holdings. Also, the bank will be entitled to participate in certain future equity offerings by the Company in order to maintain its percentage equity ownership and will be entitled to a prepayment of its restructured loan equal to 35% of the net proceeds of any such future equity offering by the Company. For the year ended April 30, 1995, the Company recognized an extraordinary gain of $2,540,000 on the bank debt restructuring and settlement of the Contingent Note. No tax expense or benefit was recognized from this transaction, as the resulting gain was not taxable.

         The private financing which raised the funds necessary to effect the bank debt restructuring and Contingent Note settlement, involved a total investment of $1,600,000, excluding expenses, consisting of $817,290 of Convertible Preferred Stock and $782,710 of Convertible Notes. 1,000,000 shares of the Convertible Preferred Stock were issued at $.81729 per share. These shares automatically converted into common stock on May 1, 1995 upon the filing of a Certificate of Amendment to the Articles of Incorporation of the Company effecting a one for 33.286962 reverse stock split.

         On October 18, 1995 the Company completed a Rights Offering to certain shareholders that did not participate in the December 22, 1994 private placement. Eligible shareholders as of September 11, 1995 received 4.7215 rights for each share of common stock that they owned. Each right entitled the holder to purchase one share of common stock at $.83 per share. The proceeds of the offering were used to partially redeem the Company's Convertible Notes, which, if not redeemed, were scheduled to convert into common stock as of October 30, 1995.

         The Company raised $203,000 from the exercise of 244,020 rights. The proceeds from the offering were distributed to the holders of the Convertible Notes on a pro-rata basis. The unredeemed portion of the Convertible Notes converted into 696,000 shares of common stock.

NOTE C - FIXED ASSETS

Detail of the Company's fixed assets are listed below:

                                                             April 30,
                                                       ---------------------
                                                       1996             1995
                                                       ----             ----
Leasehold improvements                             $ 2,727,000      $ 2,606,000
Furniture and equipment                                842,000          725,000
                                                   -----------      -----------
                                                     3,569,000        3,331,000
Less accumulated depreciation and amortization      (2,159,000)      (1,769,000)
                                                   -----------      -----------
                                                   $ 1,410,000      $ 1,562,000
                                                   ===========      ===========

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

NOTE D - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                April 30,
                                                          1996             1995
                                                          ---------------------
 Notes payable to bank, payable monthly in varying
  amounts through October 1997, including accrued
  interest through the term of the debt                $ 2,704,000      $ 3,937,000

Capitalized lease obligation, payable monthly
  through March 1998 with interest at 10.5%                 12,000             --

Less current portion                                    (1,216,000)      (1,161,000)
                                                       -----------      -----------
                                                       $ 1,500,000      $ 2,776,000
                                                       ===========      ===========

         During 1990 Sea View entered into a loan agreement with a bank in connection with the acquisition of its restaurant operations. On December 22, 1994 Sea View completed a restructuring of its bank debt and entered into an Amended and Restated Loan Agreement ("Amended Loan") (See Note B). The Amended Loan included a senior secured note in the principal amount of $3,000,000, bearing interest at 12% per annum, and payable at varying monthly amounts through October 31, 1997, ($176,000 in fiscal 1995, $874,000 in fiscal 1996,
$1,050,000 in fiscal 1997 and $900,000 in fiscal 1998), and a junior secured note in the amount of $400,000 accruing interest at 12% per annum with both interest and principal payable in a single lump sum on October 31, 1997. Interest to maturity on the senior secured and junior secured notes of $563,000 and $157,000, respectively was included in the carrying value of such notes, in accordance with Financial Accounting Standards Board Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring," and will not be recognized as interest expense in current and future years. At April 30, 1996, the balance of the senior secured note was $2,147,000, including $199,000 of future interest costs and the balance on the junior secured note was $557,000, including $87,000 of future interest costs. At April 30, 1995, the balance of the senior secured note was $3,380,000, including $482,000 of future interest costs and the balance on the junior secured note was $557,000, including $140,000 of future interest costs.

         The Amended Loan requires that Sea View must meet certain financial covenants and restricts capital expenditures, payment of dividends, repurchases of common stock, acquisitions or mergers, disposition of property and the ability to incur or assume additional indebtedness.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

NOTE E - INCOME TAXES

         The provision for income taxes consists of the following:

                                                  Year Ended April 30,
                                                  --------------------
                                         1996             1995             1994
                                       -------           ------           ------
Current:
  Federal                              $12,000           $ --             $ --
  State                                  4,000            4,000            4,000
                                       -------           ------           ------
                                       $16,000           $4,000           $4,000
                                       =======           ======           ======
Deferred:
  Federal                              $  --             $ --             $ --
  State                                   --               --               --
                                       -------           ------           ------
                                       $  --             $ --             $ --
                                       =======           ======           ======

         As of April 30, 1996, the Company has available for federal income tax purposes net operating loss carryovers available to offset certain future taxable income of approximately $5,900,000 and state net operating loss carryovers of approximately $1,400,000 which expire from 1997 through 2010.

         During the year ended April 30, 1990, two changes in control of the Company occurred. As a result, $1,600,000 of net operating losses which expire through 2001 are subject to certain restrictions which limit their future use to approximately $181,000 per year. As a result of the limitation, approximately $695,000 of the net operating loss carryforward may expire without any utilization. The restructuring transactions described in Note B also resulted in a change of control as of December 22, 1994. As a result, net operating losses of $3,970,000 which expire from 2006 through 2010 are subject to certain restrictions which limit their future use to approximately $277,000 per year. As a result of this limitation, approximately $997,000 of these net operating loss carryforwards may expire without any utilization.

         The restructuring transactions described in Note B qualified for the Stock-for-Debt exception in Internal Revenue Code Section 108. Accordingly, the cancellation of debt income amount was not taxable for income tax purposes.

         The effective income tax rate on income (loss) varied from the statutory federal income tax rate as follows:

                                                1996         1995         1994
                                                ----         ----         ----
Statutory federal rate                          35.0%       (35.0%)      (35.0%)
Increase (decrease):
  State income taxes, net of
    federal tax benefit                           .7           .5           .3
  Reduction in valuation reserve as a
    result of the utilization of net
    operating loss carryforwards               (35.0)        --           --
  Alternative Minimum Tax                        2.0         --           --
  Operating losses which resulted in
    no current Federal tax benefit              --           35.0         35.0
                                              ------       ------       ------

Effective income tax rate                        2.7%          .5%          .3%
                                              ======       ======       ======

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

NOTE E - INCOME TAXES - CONTINUED

         As of April 30, 1996 and 1995, the tax effect of the net operating loss carryforwards and net deferred tax assets, for which a 100% valuation allowance has been provided and which have not been recognized in the Company's financial statements, are as follows:

                                                     1996               1995
                                                     ----               ----
Depreciation and amortization                    $ 1,518,000        $ 1,373,000

Nondeductible accruals                                27,000             54,000
Net operating loss carryforwards                   2,100,000          2,326,000
                                                 -----------        -----------
 Total deferred assets                             3,645,000          3,753,000
                                                 -----------        -----------
Valuation allowance                               (3,645,000)        (3,753,000)
                                                 -----------        -----------
 Net deferred assets                             $      --          $      --
                                                 ===========        ===========

NOTE F - STOCKHOLDERS' EQUITY

Convertible Preferred Stock:

         On December 22, 1994, the Company issued 1,223,556 shares of Convertible Preferred Stock to its bank pursuant to an agreement whereby the bank restructured certain outstanding senior secured debt (See Note B). These shares were valued at $980,000 net of issuance expenses of $20,000. The Company also sold 1,000,000 shares of Convertible Preferred Stock at $.81729 per share in a private placement on December 22, 1994. Funds received from this private placement were used to effect the restructuring of the senior secured debt.

         On May 1, 1995, the bank's Convertible Preferred Stock and the private placement Convertible Preferred Stock automatically converted into 1,200,000 and 980,748 shares of common stock, respectively, upon the filing of a Certificate of Amendment to the Articles of Incorporation of the Company effecting a one for
33.286962 reverse stock split. Upon such conversion, no shares of Convertible Preferred Stock remain outstanding.

Rights Offering:

         On October 18, 1995, the Company completed a Rights Offering to certain shareholders that did not participate in the December 22, 1994 private placement. Eligible shareholders as of September 11, 1995 received 4.7215 rights for each share of stock that they owned. Each right entitled the holder to purchase one share of common stock at $.83 per share. The Company raised approximately $203,000 from the exercise of 244,020 rights.

Stock Options:

         During 1984, the Company adopted the non-statutory stock option plan which provided for the grant of options to purchase up to approximately 27,000 shares of the Company's common stock to eligible employees and non-employees of the Company. Options granted pursuant to this plan were approved by the Company's Board of Directors. The Board of Directors also determined the option price which could not be less than 85% of the fair market value at the date of grant. In March 1995, the Board of Directors terminated this plan except as to 450 options which remain outstanding.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

NOTE F - STOCKHOLDERS' EQUITY - CONTINUED

         In July 1992, the Company's Board of Directors approved the 1992 incentive stock option plan and the 1992 non-statutory stock option plan, subject to shareholder approval of the plans. These plans provided for the grant of options to purchase up to approximately 60,000 shares of the Company's common stock at prices not less than 100 percent of market price at the date of grant. Options under the plan were subject to vesting provisions of up to five years. In March 1995, the Board of Directors terminated this plan, the outstanding options thereunder were cancelled with the optionholder's consent and the Board adopted the Omnibus Stock Plan.

         The Omnibus Stock Plan, which received shareholder approval in April 1995, provides for the issuance of a maximum of 1,000,000 shares of common stock giving effect to the one for 33.286962 reverse stock split approved by shareholders in April 1995. The plan provides for the issuance of stock options, stock appreciation rights, restricted stock and other awards to participants as selected by the Stock Plan Committee of the Board of Directors which administers the plan.

         Options granted pursuant to all of these plans have expiration dates which do not exceed ten years from the date of grant.

         The following schedule summarizes the changes in stock options for the three years ended April 30, 1996 under the plans:

Outstanding at April 30, 1993             42,600             $4.99-$33.29
        Granted                               --             $    -
        Cancelled                         (3,000)            $       8.32
        Exercised                             --             $    -
                                         -------             ------------
Outstanding at April 30, 1994             39,600             $4.99-$33.29
                                         -------             ------------
          Granted                        590,000             $        .83
          Cancelled                      (39,100)            $       4.99
          Exercised                           --             $    -
                                         -------             ------------
Outstanding at April 30, 1995            590,500             $ .83-$33.29
                                         -------             ------------
        Granted                           30,000             $        .83
        Cancelled                        (41,000)            $        .83
        Exercised                             --             $    -
                                         -------             ------------
Outstanding at April 30, 1996            579,500             $ .83-$33.29
                                         =======             ============
Exercisable at April 30, 1996            367,300             $ .83-$33.29
                                         =======             ============

         Pursuant to an existing Registration Rights Agreement, if the Company registers any class of equity security under the Securities Act of 1933, certain investors with a certain minimum number of shares of the Company's common stock, individually or in aggregate, can request that their shares be included in such registration.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

NOTE F - STOCKHOLDERS' EQUITY - CONTINUED

         Pursuant to the terms of certain stock purchase agreements relating to the Company's December 1994 private placement, investors together with the bank, holding at least 20% of the common stock into which the Convertible Preferred Stock was converted have two demand registration rights to require the Company to register such shares for resale under the Securities Act of 1933 for resale to the public. Such investors, together with the bank, will also be entitled to certain incidental registration rights. The Company will pay the expenses in connection with any such incidental registrations and two such demand registrations. In December 1995, the Company effected a registation for resale of 3,004,282 shares on behalf of certain shareholders. No shares have been sold pursuant to such registration statement.

NOTE G - LEASES

         The Company leases restaurant and office facilities under various non-cancelable operating leases with remaining terms ranging from one to nine years. The terms of certain of the leases require additional rental payments based on a percentage of the restaurants' sales in excess of a minimum amount. Total amounts charged to rent expense under the Company's operating leases for the three years ended April 30, 1996 are summarized below:

                                         1996            1995            1994
                                         ----            ----            ----
Restaurants:
Fixed minimum rentals                 $  630,000      $  630,000      $  641,000
Percentage rentals                       606,000         521,000         478,000
Other fixed minimum rentals               70,000          70,000          72,000
                                      ----------      ----------      ----------
Total                                 $1,306,000      $1,221,000      $1,191,000
                                      ==========      ==========      ==========

         Sea View operates Gladstone's 4 Fish pursuant to a concession agreement with the County of Los Angeles which expires October 31, 1997. The County's standard operating procedure for contracts in excess of a certain minimum length and amount is to distribute a request for proposal seeking bids prior to entering into new agreements. The County is following this procedure for the Gladstone's concession agreement and the Company anticipates that this process will be concluded by December 1996. Gladstone's has operated at the present site since 1981. The Company intends to complete a proposal to remain as the operator of this site but there can be no assurance that such proposal will ultimately be accepted by the County. If the Company does not continue to operate Gladstone's at the present site after October 31, 1997, or if the Company is unsuccessful in finding an alternate location it will have a material adverse impact on the Company's operations.

         The parking lot for the Company's Gladstone's 4 Fish restaurant is operated by a parking operator pursuant to a management agreement whereby the Company pays a monthly fee for the operation of the parking facility. The Company receives all revenues and pays all operating expenses under this arrangement. During fiscal 1996, 1995 and 1994 the Company received $163,000, $150,000 and $119,000, respectively pursuant to this arrangement, net of all expenses (except rent). These amounts have been recorded as a reduction to cost of goods sold.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

NOTE G - LEASES - CONTINUED

Aggregate minimum annual rental commitments at April 30, 1996 were as follows:

                       Year Ending April 30,
                       ---------------------
                              1997                     $  700,000
                              1998                        422,000
                              1999                        150,000
                              2000                        150,000
                              2001                        150,000
                           Thereafter                     550,000
                                                       ----------
                                                       $2,122,000
                                                       ==========

NOTE H - COMMITMENTS AND CONTINGENCIES

Employment Agreements:

         Effective May 21, 1993, the Company entered into employment agreements with Messrs. Redhead and Segal, the Company's Chief Executive Officer and Vice President - Finance, respectively at that time. These employment agreements set forth certain of the terms of employment for each of these individuals, including the right to receive nine months of salary as severance pay upon (i) termination of employment without cause (as defined in the agreements) or (ii) resignation for good reason (as defined in the agreements). The term of Mr. Redhead's agreement is four years and provides for a current base salary of $210,000 subject to annual cost of living adjustments. Mr. Segal's agreement is for three years and provides for a current base salary of $108,000 subject to annual cost of living adjustments. In April 1996, Mr. Segal's agreement was extended for an additional year.

Litigation:

         The Company is involved in litigation and threatened litigation arising in the ordinary course of business. However, it is the opinion of management that these actions, when finally concluded, will not have a material adverse effect upon the financial position of the Company. In November 1993 the Company settled two lawsuits. Based on the terms of these settlement agreements, for the fiscal year ended April 30, 1994 the Company recorded litigation settlement expenses of $225,000.

SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

CONDENSED BALANCE SHEETS

                                                              April 30,
                                                        1996             1995
                                                     ----------       ----------
ASSETS

CURRENT ASSETS

      Cash                                           $  300,000       $  290,000
      Due from affiliates                               833,000        1,022,000
                                                     ----------       ----------
        Total current assets                          1,133,000        1,312,000

INVESTMENT IN WHOLLY-OWNED SUBSIDIARIES               1,566,000          945,000
                                                     ----------       ----------
                                                     $2,699,000       $2,257,000
                                                     ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                  $  822,000       $  833,000

9.75% CONVERTIBLE SUBORDINATED
NOTES                                                      --            783,000

STOCKHOLDERS' EQUITY                                  1,877,000          641,000
                                                     ----------       ----------
                                                     $2,699,000       $2,257,000
                                                     ==========       ==========

                  See notes to condensed financial statements.

      SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONT.

CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF OPERATIONS

                                                              Year ended April 30,
                                                              --------------------
                                                       1996           1995             1994
                                                       ----           ----             ----
Sales                                              $    --        $    --        $      --

Costs and Expenses:

  Selling, general and administrative (Note B)          --             --               --
                                                   ---------      ---------      -----------
                                                        --             --               --
  Interest expense                                   (38,000)       (27,000)            --
  Other Income                                        10,000          7,000            6,000
                                                   ---------      ---------      -----------
Income (loss) before income taxes and equity
  in net loss of subsidiaries                        (28,000)       (20,000)           6,000

Income tax provision(Note C)                          16,000          4,000            4,000
Equity in net income (loss) of subsidiaries          621,000       (855,000)      (1,374,000)
                                                   ---------      ---------      -----------
Net income (loss)                                  $ 577,000      ($879,000)     ($1,372,000)
                                                   =========      =========      ===========

                  See notes to condensed financial statements.

      SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONT.

CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS

                                                               Year ended April 30,
                                                               --------------------
                                                       1996             1995             1994
                                                       ----             ----             ----
CASH FLOWS FROM OPERATING
  ACTIVITIES:

  Net Income (loss)                                 $ 577,000       $ (879,000)     $(1,372,000)

  Adjustments to reconcile net Income (loss) to cash provided by (used in) operations:

  Common stock issued for litigation settlement          --               --              4,000

  Equity in (income) loss of subsidiaries            (621,000)         855,000        1,374,000

Changes in assets and liabilities:

  Accrued liabilities                                 (11,000)          27,000           (1,000)
  Due to (from) affiliates                            189,000       (1,467,000)          15,000
                                                    ---------      -----------      -----------
  Cash provided by (used in) operations               134,000       (1,464,000)          20,000

FINANCING ACTIVITIES:

  Proceeds from the sale of Convertible
     Preferred Stock                                     --            714,000             --
  Proceeds from issuance of Convertible Notes            --            783,000             --
 Net proceeds from Rights Offering                     79,000             --               --
 Redemption of Convertible Notes                     (203,000)            --               --
                                                    ---------      -----------      -----------
  Cash provided by financing activities              (124,000)       1,497,000             --
                                                    ---------      -----------      -----------
Increase in cash                                       10,000           33,000           20,000

Cash at beginning of period                           290,000          257,000          237,000
                                                    ---------      -----------      -----------
Cash at end of period                               $ 300,000      $   290,000      $   257,000
                                                    =========      ===========      ===========

                  See notes to condensed financial statements.

SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONT.

CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A -- ACCOUNTING POLICIES

In the parent company - only financial statements, the Company's investment in its wholly-owned subsidiaries is stated at cost adjusted for equity in undistributed income and losses of the subsidiaries since date of acquisition. Net undistributed losses aggregated $4,247,000 at April 30, 1996. Parent company
- - only financial statements should be read in conjunction with the Company's consolidated financial statements.

NOTE B -- SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The Company allocates indirect corporate selling, general and administrative expenses to each subsidiary based on the revenues generated by that subsidiary. All revenues were generated by Sea View Restaurants, Inc. for the three years ended April 30, 1996 thus no indirect selling, general and administrative expenses were allocated to the parent company.

NOTE C -- INCOME TAXES

The Company files its federal and state income tax returns on a consolidated basis. Under a tax sharing agreement California Beach Restaurants, Inc. has with its subsidiaries, the subsidiaries provide for income taxes on a separate basis as if they filed their own income tax returns. Any tax benefit which results from filing consolidated tax returns are recognized by the parent company.

                       CALIFORNIA BEACH RESTAURANTS, INC.

                                  SCHEDULE VIII

                        VALUATION AND QUALIFYING ACCOUNTS

                                        ADDITIONS
                           BALANCE AT  CHARGED TO                     BALANCE
DESCRIPTION                BEGINNING    COSTS AND                    AT END OF
                           OF PERIOD    EXPENSES     DEDUCTIONS       PERIOD
Fiscal year ended
April 30,

     1996                  $    --      $   --       $     --       $    --


     1995                       --          --             --            --


     1994
Allowance for doubtful      52,000          --        (52,000) (A)       --
  accounts

         (A) - Write off of uncollectible amount.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Los Angeles, in the State of California, on July 15, 1996.

                                     CALIFORNIA BEACH RESTAURANTS, INC.

                                     By: /s/ Alan Redhead
                                         ---------------------------------------
                                         Alan Redhead, Chief Executive Officer

                                         /s/ Mark E. Segal
                                         ---------------------------------------
                                         Mark E. Segal, Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                          Title                                     Date
- ---------                          -----                                     ----
/s/ Alan Redhead                   Chairman of the Board,Chief            July 15, 1996
- --------------------------         Executive Officer and Director
Alan Redhead                       (Principal Executive Officer)

/s/ Mark E. Segal                  Vice President-Finance                 July 15, 1996
- --------------------------         Chief Financial Officer and
Mark E. Segal                      Secretary (Principal Financial and
                                   Accounting Officer)

/s/ J. Christopher Lewis           Director                               July 15, 1996
- --------------------------
J. Christopher Lewis


/s/ Jefferson W. Asher, Jr.        Director                               July 15, 1996
- --------------------------
Jefferson W. Asher, Jr.


/s/ Scott C. Dew                   Director                               July 15, 1996
- --------------------------
Scott C. Dew

                                   Director
- --------------------------
Faisal Shah


/s/ George Nicolais                Director                               July 15, 1996
- --------------------------
George Nicolais


/s/ Barry A. Chase                 Director                               July 15, 1996
- --------------------------
Barry A. Chase

INDEX TO EXHIBITS

                                  Item 14(a) 3

 ITEM                                                                            SEQUENTIALLY
 NUMBER        DESCRIPTION                                                       NUMBERED PAGE
 ------        -----------                                                       -------------
   3.1         Restated Articles of Incorporation of California Beach
               Restaurants, Inc., as amended to date, including Certificate of
               Determination of Rights and Preferences of Series A Convertible
               Preferred Stock (15)

   3.2         By-Laws, as amended to-date (15)

   4.1         Form of 9.75% Convertible Subordinated Notes due October 31,
               1995(13)

  10.10        Registration Rights Agreement dated as of March 30, 1990 between
               I.H.V. Corp., Robert J. Morris, Richard S. Stevens, California
               Beach Capital, Inc. and certain investors. (4)

  10.13        Amended and Restated Concession Agreement No. 31923 for Will
               Rogers State Beach Park Restaurant dated April 2, 1981, as amended (Gladstone's restaurant lease). (5)

  10.14 Concession Agreement No. 45334 for the Operation and Maintenance of Parking Lot 4 at Will Rogers State Beach Park dated August 23,
               1983, as amended (Gladstone's parking lot lease). (5)

  10.18        Amendment to Registration Rights Agreement dated as of February
               25, 1991 among Registrant, California Beach Capital, Inc., Robert
               J. Morris, Richard S. Stevens, Sand and Sea Partners, Sea Fair
               Partners, W.R. Grace & Co., Eli Broad, Cushman/Sea View Partners and Cushman K/Sea View Partners. (7)

  10.24        License Agreement, dated April 21, 1992, between Sea View
               Restaurants, Inc. and MCA Development Venture Two. (9)

  10.26 Indemnification agreement dated as of October 7, 1992 between the Registrant and Alan Redhead(10)

  10.27 Indemnification agreement dated as of October 7, 1992 between the Registrant and Mark E. Segal(10)

  10.28 Indemnification agreement dated as of October 7, 1992 between the Registrant and J. Christopher Lewis(10)

  10.30        Indemnification agreement dated November 23, 1992 between the
               Registrant and Jefferson W. Asher, Jr.(10)

  10.31        Amendment number 6 to concession agreement number 31923 for Will
               Rogers State Beach Park Restaurant(10)

  10.32 Executive employment agreement dated as of May 21, 1993 between the Registrant and Alan Redhead(10)*

  10.33 Executive employment agreement dated as of May 21, 1993 between the Registrant and Mark E. Segal(10)*

  10.40        Amended and Restated Loan Agreement dated as of December 22,1994 between Sea View Restaurants, Inc. and Bank of America NT &SA(13)

  10.41 Guarantor Confirmation and Amendment dated December 22, 1994 between California Beach Restaurants, Inc. and Bank of America NT
               & SA(13)

  10.42        Stock Purchase Agreement dated December 22, 1994 between
               California Beach Restaurants, Inc. and Bank of America NT &
               SA(13)

  10.43        Shareholders and Noteholders Agreement dated as of December 22,
               1994 among Sand and Sea Partners, Sea Fair Partners and Bank of
               America NT & SA(13)

  10.45        Securities Purchase Agreement dated December 22, 1994 between
               California Beach Restaurants, Inc. and the purchasers named therein(13)

  10.47        California Beach Restaurants, Inc. Omnibus Stock Plan(14)*

  10.49        Amended and Restated lease for RJ's dated January 1, 1995 (15)

  10.50 Stock Option Agreement between the Registrant and Alan Redhead dated March 13, 1995 (15)*

  10.51 Stock Option Agreement between the Registrant and Mark E. Segal dated March 13, 1995 (15)*

  10.52        Stock Option Agreement between the Registrant and Jefferson W.
               Asher, Jr. dated March 13, 1995 (15)*

  10.53 First Amendment to Amended and Restated Loan Agreement dated as of August 1, 1995, between Sea View Restaurants, Inc. and Bank of
               America NT & SA (16)

  10.54        Amendment to Stock Purchase Agreement dated as of August 1, 1995 between the Registrant and Bank of America NT & SA (16)

  10.55        Amendment No. 1 to executive employment agreement of Mark E.
               Segal, dated April 30, 1996*                                       (A)

  21.1         Subsidiaries of the Registrant (15)

  23.1         Consent of Ernst & Young LLP                                       (A)

  27.0         Financial Data Schedule                                            (A)

 (A)     FILED HEREWITH ELECTRONICALLY

( 4) Previously filed with Form 8-K filed April 27, 1990.**
( 5) Previously filed with Form 10-K for the fiscal year ended April 30, 1990.** ( 7) Previously filed with Form 10-Q for the quarter ended January 31, 1991.**
( 9) Previously filed with Form 8-K filed April 28, 1992.**
(10) Previously filed with Form 10-K for the fiscal year ended April 30, 1993.**
(13) Previously filed with Form 8-K filed January 18, 1995.**
(14) Previously filed as Schedule A to the Registrant's Proxy Statement dated March 24, 1995.**
(15) Previously filed with Form 10-K for the fiscal year ended April 30, 1995.**
(16) Previously filed with Form S-1 on August 4, 1995, Registration No. 33-95240.**

     *  This is a management contract or compensatory plan or arrangement.

     ** All filings were made at the Commission's office in Washington D.C.; The
        Registrant's SEC file number is 0-12226.