Form 10-K405/A
period 1996-04-30
CALIFORNIA BEACH RESTAURANTS INC
filed 1996-08-27
CIK 738274

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                  FORM 10-K/A
                               (Amendment No. 1)
(Mark One)

( X ) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

         For the fiscal year ended April 30, 1996
                          or
(    )   Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 [No Fee Required]

         For the transition period from ______ to _______

Commission File No. 0-12226

                       CALIFORNIA BEACH RESTAURANTS, INC.
             (Exact name of registrant as specified in its charter)

                                         California                                              95-2693503
                               (state or other jurisdiction                           (IRS Employer Identification
                                    of incorporation or                                           No.)
                                       organization)

                         17383 Sunset Boulevard, Suite 140
                           Pacific Palisades, California                                          90272
                      (Address of principal executive office)                                  (ZIP Code)

                 Registrant's telephone number:  (310) 459-9676

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

                           Yes    X         No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of voting stock held by non-affiliates of the Registrant based upon the average bid price in the over-the-counter market on August 11, 1995 (the date of the last posted quote) was approximately $12,144.

The number of outstanding shares of the Registrant's Common Stock as of June 21, 1996 was 3,400,975.

Documents incorporated by reference:       None

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                 The directors of the Registrant are as follows:

Name                             Age            Title
- ----                             ---            -----
Alan Redhead                     53             Chairman of the Board, President, Chief Executive Officer
J. Christopher Lewis             40             Director
Jefferson W. Asher, Jr.          71             Director
Scott C. Dew                     38             Director
George Nicolais                  52             Director
Faisal Shah                      35             Director
Barry A. Chase                   40             Director


                 The executive officers of the Registrant are Mr. Redhead and Mark E. Segal, age 37, Vice President - Finance, Chief Financial Officer and Secretary. Directors hold office until their term of office expires and their successors are elected and qualified. Executive officers serve at the discretion of the Board of Directors.

                 Alan Redhead joined the Registrant in June 1992 as its Chief Executive Officer ("CEO") and as a member of its Board of Directors and executive committee. Mr. Redhead resigned as a member of the Board of Directors and the Executive Committee in November 1992. Mr. Redhead subsequently re-joined the Board of Directors in September 1993. From 1986 to 1992 Mr. Redhead was involved in various restaurant businesses and a non-profit organization. From 1974 to 1986 Mr. Redhead was with Hungry Tiger, Inc., including 7 years as its CEO. Hungry Tiger Inc. owned and operated Hungry Tiger Restaurants, Breakers Seafood Restaurants, Castagnola's Lobster House and the restaurant and catering operations at the Los Angeles Music Center.

                 J. Christopher Lewis, a director of the Registrant since June 29, 1990 and a member of its Stock Plan and Compensation Committees, has been associated with Riordan, Lewis and Haden, a venture capital firm, for the past eleven years. He is currently a director of Tetra Tech, Inc. and Data Processing Resources Corporation and several privately-held companies.

                 Jefferson W. Asher, Jr. joined the Registrant as a member of the Board of Directors on November 23, 1992 and is a member of its Audit Committee. Mr. Asher has spent the past twenty years as an independent management consultant and currently serves as an advisor to several private companies. Mr. Asher is also a member of the Board of Directors of Baldor Electric Company, a New York Stock Exchange manufacturer of industrial electric motors and drives.

                 Scott C. Dew joined the Registrant as a member of the Board of Directors on March 13, 1995 and is a member of its Stock Plan and Compensation Committees. Since June 1995, Mr. Dew has been General Counsel for Rubin-Pachulski Properties, Inc., a real estate investment firm. From 1985 to June 1995, Mr. Dew was an attorney with the law firm of Levene & Eisenberg, P.C.

                 George Nicolais joined the Registrant as a member of the Board of Directors on April 28, 1995 and is a member of the Audit Committee. Mr. Nicolais was nominated for election to the Board of Directors at the request of the Bank of America National Trust and Savings Association (the "Bank"), pursuant to the exercise of its contractual rights with the Registrant. See "Certain Relationships and Related Transactions -- December 1994 Private Placement and Debt Restructurings." Mr. Nicolais has been President of George Nicolais & Associates, Inc., a firm providing financial advisory and management consulting services, since 1976.

                 Faisal Shah joined the Registrant as a member of the Board of Directors on May 6, 1996, at the request of the Bank, pursuant to the exercise of its contractual rights with the Registrant. See "Certain Relationships and Related Transactions -- December 1994 Private Placement and Debt Restructurings." Mr. Shah is a partner at the law firm of Pillsbury Madison & Sutro LLP, a firm he joined in 1986.

                 Barry A. Chase joined the Registrant as a member of the Board of Directors on April 28, 1995 and is a member of the Audit Committee. Mr. Chase was nominated for election to the Board of Directors at the request of John C. Cushman, III, pursuant to the exercise of Mr. Cushman's contractual rights with the Registrant. See "Certain Relationships and Related Transactions -- December 1994 Private Placement and Debt Restructurings." Mr. Chase was a consultant to Cushman Equities Corporation from 1990 to 1991 and was President of such corporation and Cushman Energy Corporation from 1991 until February 1996. From 1993 until 1996, he was also President of Cushman Investment and Development Corporation, a real estate developer. Mr. Chase is currently engaged in various activities relating to certain Cushman entities.

                 Mark E. Segal joined the Registrant in July 1991 as Vice President - Finance and Chief Financial Officer. From October 1987 through June 1991, Mr. Segal was Vice President - Finance of Martin Lawrence Limited Editions, Inc., a New York Stock Exchange retailer and wholesaler of fine art. From January 1984 through September 1987 Mr. Segal was Controller and Assistant Treasurer for Orange Julius International, Inc. He is a Certified Public Accountant and spent four years with the international accounting firm of KPMG-Peat Marwick.

                 None of the officers and directors of the Registrant is related to any other officer or director of the Registrant.

                 During the year ended April 30, 1996, the Registrant established the Board of Directors fees at $500 per meeting attended for each outside Board member.

                 On October 7, 1992 the Registrant, faced with the loss of its directors and officers liability insurance, entered into indemnification agreements with Messrs. Redhead, Lewis and Segal. On November 23, 1992, the Registrant entered into an indemnification agreement with Mr. Asher. The Registrant believed that the indemnification agreements were required to induce the various officers and directors to continue to serve in their existing capacities. Generally the agreements provide for indemnification by the Registrant to each of the individuals against expenses, judgments, fines and penalties incurred in connection with any proceeding to the full extent permitted by the law of the State of California and the advancement of expenses prior to any final disposition of a proceeding. Each indemnitee has agreed to repay any amount advanced if it is determined that the indemnitee was not entitled to be indemnified pursuant to the agreement. All directors and officers of the Registrant are entitled to the protection of directors' and officers' insurance policies that are maintained by the Registrant.

                 At the Annual Meeting of Shareholders held on April 28, 1995, the Registrant's shareholders approved an amendment to the Registrant's Articles of Incorporation to eliminate, to the fullest extent permitted by California law, the monetary liability of directors of the Registrant in performing their duties.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Under the securities laws of the United States, the Registrant's directors, its executive (and certain other) officers, and any persons holding more than ten percent of the Common Stock are required to report their ownership of the Common Stock and any changes in that ownership to the Securities and Exchange Commission ("Commission"). Specific due dates for these reports have been established and the Registrant is required to report in this document any failure to file by these dates during the fiscal year ended April 30, 1996. All of these filing requirements were satisfied by its directors, officers and ten percent holders. In making these statements, the Registrant has relied on the written representations of its directors, officers and its ten percent holders and copies of the reports that they have filed with the Commission.

ITEM 11  EXECUTIVE COMPENSATION

         The following summary compensation table sets forth certain summary compensation information concerning the Registrant's executive officers for the three most recent fiscal years:

                           SUMMARY COMPENSATION TABLE



                                                                               Long Term
                                                                              Compensation
                                          Annual Compensation (1)                Awards
                            -------------------------------------------   --------------------
                                                                               Securities
Name and                   Fiscal                                              Underlying
Principal Position          Year          Salary($)       Bonus($)           Options/SARs(#)
- ------------------        ------         ---------       --------         ------------------
Alan Redhead, Chairman     1996              $212,000        $30,894                 --
of the Board, President    1995               207,000          --               335,000
and Chief Executive        1994               204,000          --                    --
Officer
Mark E. Segal, Vice        1996              $112,000        $21,214                 --
President--Finance,        1995               111,000          --               110,000
Chief Financial Officer    1994               108,000          --                    --
and Secretary



Option Grants in Last Fiscal Year

         The following sets forth certain information concerning individual grants of stock options during the fiscal year ended April 30, 1996 to each of the Registrant's executive officers. No SARs were granted in the fiscal year ended April 30, 1996:

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                               Number of           % of Total
                              Securities          Options/SARs
                              Underlying           Granted to
                             Options/SARs         Employees in        Exercise or Base
Name                          Granted(#)           Fiscal Year       Price  ($/Share)      Expiration Date
- ----                       ----------------      ---------------     -----------------     ---------------
Alan Redhead                     None                  N/A                  N/A                  N/A
Mark E. Segal                    None                  N/A                  N/A                  N/A


Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option
Values

         No options were exercised in the fiscal year ended April 30, 1996.
The following table sets forth certain information concerning executive officers and the aggregated fiscal year-end value of the unexercised options of each of the named executive officers.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR END OPTION/SAR VALUES

                                                 Number of Securities
                                                Underlying Unexercised             Value of Unexercised
                                                Options/SARs at Fiscal           In the Money Options/SARs
                   Shares                            Year-End (#)                at Fiscal Year-End ($)(1)
                 Acquired on     Value       -----------------------------      ------------------------------
Name             Exercise(#)   Realized($)   Exercisable     Unexercisable      Exercisable      Unexercisable
- ----             -----------   -----------   -----------     -------------      -----------      -------------
Alan Redhead        None          $--             223,333          111,667         $ --              $  --
Mark E. Segal       None          $--              73,333           36,667         $ --              $  --


(1) Market value of underlying securities at year-end, minus the exercise or base price of "in the money" options.


Other Compensation Agreements

         Effective May 21, 1993, the Registrant entered into employment agreements with Messrs. Redhead and Segal. These employment agreements set forth certain of the terms of employment for each of these individuals, including the right to receive nine months salary as severance pay upon (i) termination of employment without cause (as defined below) or (ii) resignation for good reason (as defined below). The term of Mr. Redhead's agreement is four years, expiring May 21, 1997, and provides for a base salary of $200,000, subject to annual cost of living adjustments. His current salary is $210,000. Mr. Segal's original agreement was for three years, expiring May 21, 1996, and provided for a base salary of $103,000, subject to annual cost of living adjustments. In April 1996, Mr. Segal's agreement was extended for one year. His current salary is $108,000.

         For purposes of each of these individuals' employment agreements, "cause" is defined to mean (i) the willful engaging by the employee in misconduct which is or could reasonably be expected to become materially injurious to the Registrant, monetarily or otherwise; (ii) conviction of a felony or any crime involving moral turpitude; or (iii) participation in any fraud against or theft from the Registrant. "Good reason" is defined to mean
(i) the failure of the Registrant to vest the employee with the powers and authority of his office or any removal of the employee from or failure to re-elect the employee to his office; (ii) a reduction by the Registrant in the employee's base salary; or (iii) the requirement by the Registrant that the employee be based anywhere other than within 25 miles of the employee's present office location.

         In recognition of their past services, including their efforts during the Registrant's recent debt restructuring, the Board of Directors has agreed to pay (i) Mr. Redhead a one time cash bonus equal to 125% of his base annual salary, and (ii) Mr. Segal a one time cash bonus equal to 100% of his base annual salary, in the event the Registrant meets certain significant business objectives. Any such bonuses would also be subject to certain other conditions, including that the Registrant's current debt obligations to the Bank shall have been repaid in full and the Board of Directors shall have determined that the Registrant has sufficient cash resources.

Compensation Pursuant to Plans

         During fiscal 1984, the Registrant adopted a non-statutory stock option plan ("NSOP") pursuant to which options to purchase approximately 27,000 shares of Common Stock could be granted to employees or non-employees of the Registrant. Under the NSOP, options could be granted to any person when the Board of Directors, in its sole discretion, determined that the grant of options to such person would be in the best interests of the Registrant. The option price would be established by the Board of Directors at the time the option was granted but could not be less than 85% of the market price of Common Stock at the time of grant of the option. Options would expire not later than ten years after the date of grant. As of April 30, 1996, options to purchase 450 shares of Common Stock, at $33.29 per share, were outstanding under the NSOP. The options expire in 1997. In March 1995, the Board of Directors terminated the NSOP except as to the outstanding options.

         In July 1992, the Registrant's Board of Directors approved the 1992 incentive stock option plan and the 1992 non-statutory stock option plan, subject to shareholder approval of the plans. These plans provided for the granting of options to purchase up to approximately 60,000 shares of Common Stock at a price not less than 100% of the market price at the date of grant. Options granted pursuant to these plans were subject to vesting provisions of up to five years. In March 1995, the Board of Directors terminated such plan, the outstanding options thereunder were cancelled with the optionholders consent, and the Board adopted the Omnibus Stock Plan.

The Omnibus Stock Plan

         The Omnibus Stock Plan (the "Plan") was adopted by the Board of Directors in March 1995 and was approved by the shareholders of the Registrant on April 28, 1995. The Plan provides for the issuance of a maximum of 1,000,000 shares of Common Stock The Plan provides for the issuance of stock options, stock appreciation rights, restricted stock and other awards (collectively "awards").

         The shares awarded shall be authorized but unissued shares. If an award granted under the Plan expires, terminates or lapses for any reason, without the issuance of shares of Common Stock thereunder, or if the Registrant receives any shares of Common Stock as the exercise price of any award, such shares shall again be available under the Plan.

         Under the Plan, options or awards granted and outstanding as of the date the Plan terminates are not affected or impaired by such termination. In the event of a merger, consolidation, reorganization, recapitalization, spinoff, stock dividend or stock split, or combination or other increase or reduction in the number of issued shares of Common Stock, or extraordinary cash dividend or any other similar event, the Board of Directors or the Committee (as defined herein) may, in order to prevent the dilution or enlargement of rights under awards, make such adjustments in the number and type of shares covered by, or with respect to which payments are measured under, outstanding awards and the exercise prices specified therein as may be determined to be appropriate and equitable. The Committee may provide in the agreement evidencing any award for adjustments to such award in order to prevent the dilution or enlargement of rights thereunder or to provide for acceleration of benefits thereunder in the event of a change in control, merger, consolidation, reorganization, recapitalization, sale or exchange of substantially all assets or dissolution of, or spinoff or similar transaction by, the Registrant.

         The options granted to date by the Committee provide that such options shall become fully exercisable upon a "change of control" of the Registrant. A "change of control" is deemed to have occurred (i) if individuals who, as of the date of such award, constitute the board of directors of the Registrant ("Incumbent Board") cease for any reason to constitute at least a majority of the board, provided that a person becoming a director subsequent to the date of the award whose election, or nomination for election by the Registrant's shareholders, was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board (other than an election or nomination of an individual whose initial assumption of office is in connection with an actual or threatened election contest) shall be considered a member of the Incumbent Board; or (ii) upon approval by the shareholders of the Registrant of
(a) a reorganization, merger or consolidation, in each case, with respect to which persons who were the shareholders of the Registrant immediately prior to such reorganization, merger or consolidation do not, immediately thereafter, own more than 60% of the combined voting power entitled to vote generally in the election of directors of the reorganized, merged or consolidated corporation's then outstanding voting securities, (b) a liquidation or dissolution of the Registrant or (c) the sale of all or substantially all of the Registrant's assets; or (iii) upon the acquisition (other than from the Registrant) by any person, entity or "group," within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934 (the "Exchange Act") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 51% or more of either the then outstanding shares or the combined voting power of the Registrant's then outstanding voting securities entitled to vote generally in the election of directors, but excluding, for this purpose, any such acquisition by the Registrant or any of its subsidiaries, or any employee benefit plan (or related trust) of the Registrant or its subsidiaries, or any corporation with respect to which, following such acquisition, more than 60% of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by the individuals and entities who were the beneficial owners of the voting securities of the Registrant immediately prior to such acquisition in substantially the same proportion as their ownership, immediately prior to such acquisition, of the then outstanding combined voting power of the then outstanding voting securities of the Registrant entitled to vote generally in the election of directors.

         The purpose of the Plan, which, in addition to non-qualified stock options and stock appreciation rights, provides for the granting of incentive stock options (which qualify under the provisions of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") and restricted stock and various types of awards described herein, is to promote the long term financial interests and growth of the Registrant by (i) attracting and retaining executive personnel, (ii) motivating executive personnel by means of growth-related incentives; (iii) providing incentive compensation opportunities that are competitive with those of other comparable corporations, and (iv) furthering the identity of interests of participants with those of the shareholders of the Registrant.

         The Plan is not subject to the Employee Retirement Income Security Act of 1974. The Plan is not qualified under Section 401(a) of the Code.

         Participants in the Plan are selected by the Stock Plan Committee of the Board of Directors (the "Committee") which administers the Plan. The Plan contemplates that awards will be granted to key employees, to directors and to consultants, and that participants will be such employees or directors of or consultants to the Registrant and its affiliates, including officers of the Registrant, as from time to time are designated as such by the Committee. The Plan requires that the Committee consist of at least two directors of the Registrant who are "disinterested persons" as such term is used in Rule 16b-3 under the Exchange Act. Members of the Committee are selected by and serve at the pleasure of the Board of Directors. Each member of the Committee is a director of the Registrant. Under the Plan and subject to the limitations thereunder, the Committee is authorized: (i) to select participants in the Plan, (ii) to make awards in such forms and amounts as it shall determine,
(iii) to impose such limitations, restrictions and conditions upon such awards as it shall deem appropriate, (iv) to interpret the Plan and to adopt, amend and rescind administrative guidelines and other rules and regulations relating to the Plan, (v) to correct any defect or omission or to reconcile any inconsistency in the Plan or in any award granted thereunder and (vi) to make all other determinations and to take all other actions necessary or advisable for the implementation and administration of the Plan.

         The Board of Directors or the Committee may suspend or terminate the Plan or any portion thereof at any time and may amend it from time to time in such respects as the Board of Directors or the Committee may deem advisable; provided, however, that no such amendment will be made, without shareholder approval to the extent such approval is required by law, agreement or the rules of any exchange upon which the Common Stock is listed, and provided further, that the Plan will terminate no later than March 9, 2005. No such amendment, suspension or termination will impair the rights of participants under outstanding awards without the consent of the participants affected thereby or make any change that would disqualify the Plan, or any other plan of the Registrant intended to be so qualified from the exemption provided by Rule 16b-3.

         The Committee may amend or modify any award in any manner to the extent that the Committee would have had the authority under the Plan to initially grant such award. No such amendment or modification will impair the rights of any participant under any award without the consent of such participant.

         Under the Plan, a participant to whom an option is granted will have the right to purchase the number of shares of Common Stock covered by the option, subject to the terms and provisions of the Plan. The option price to be paid by a participant is determined by the Committee and is set forth in a stock option agreement between the Registrant and the participant. Such price cannot be less than 100% of the fair market value of the Common Stock on the date on which the option in respect thereof is granted as to incentive stock options within the meaning of Section 422 of the Code, or any successor provision, and the par value of a share of Common Stock as to other options.

         Under the Plan, the purchase price of an option is payable in cash or by the surrender, at the fair market value on the date on which the option is exercised, of shares of Common Stock, by any combination of cash and such shares or with any other consideration.

         In addition, the Plan authorizes the Committee to grant stock appreciation rights ("SAR"). No SAR's have been granted under the Plan.

         SARs and options which are not incentive stock options may, in the Committee's discretion, provide that in connection with exercises thereof the holders will receive cash payments in amounts necessary to reimburse holders for their income tax liability resulting from such exercise and the payment made pursuant to this provision.

         Incentive stock options (within the meaning of Section 422 of the Code) may be granted at the option of the Committee under the Plan. The fair market value of the Common Stock is determined as of the time of award of the option to which it is subject. Incentive stock options are subject to a $100,000 exercise limitation per year.

         Any option granted under the Plan must be fully exercised prior to its expiration on the date determined by the Committee or on an earlier termination date in the case of termination of employment or consultant status.

         With respect to the options granted to date, the Committee has provided in the stock option agreement that if such participant's employment by the Registrant or its subsidiaries is terminated for any reason, other than death or disability, such participant may exercise an option within the period ending on the earlier of three months after such termination or the date the option expires in accordance with its terms. If such participant dies or is disabled prior to termination of employment, he or his legatees, executors, distributees or personal representatives may, subject to the provisions of the Plan, exercise the option granted to such participant within the period ending on the earlier of (i) twelve months after the date of such death or disability or (ii) the date the option expires in accordance with its terms.

         The option of a participant who dies after termination may be exercised in respect to the same number of shares in the same manner and to the extent as if such participant were then living.

         The right of any participant to exercise an option granted to such participant may not be transferred, assigned, pledged or hypothecated in any way other than by will or the laws of descent and distribution. Options are exercisable by a participant during his lifetime only by him.

         The Plan also permits the Committee to grant shares of Common Stock to a participant subject to the terms and conditions imposed by the Committee ("restricted stock"). No shares of restricted stock have been awarded under the Plan.

         Under the Plan, in addition to stock options, stock appreciation rights and restricted stock, participants may be awarded performance shares, convertible debentures, other convertible securities and any other forms of awards that the Committee in its discretion may determine are consistent with the objectives and limitations of the Plan. No such awards have been granted under the Plan.

         On August 1, 1995, the Registrant and the Bank entered into an amendment to stock purchase agreement under which the Registrant agreed to issue the Bank securities equivalent in form if more than 600,000 shares of Common Stock in the aggregate are issued by the Registrant under the Plan or other similar plan, or otherwise, to directors, officers, employees, consultants, or other persons providing services to the Registrant for so long as the Bank or its permitted successor holds not less than 75% of the shares of Common Stock currently held by the Bank. Until August 1, 1996, the Bank will pay only nominal consideration for any stock issued pursuant to the amendment, and thereafter will, with certain exceptions, pay the same consideration as provided in any such issuances of shares in excess of the 600,000 share amount. See "Certain Relationships and Related Transactions--December 1994 Private Placement and Debt Restructurings."

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                 The following tables set forth information as to the shares of the Common Stock owned as of July 1, 1996 by (i) each person known to the Registrant to be the beneficial owner of more than five percent of the Common Stock, (ii) each director, (iii) each executive officer named in the summary compensation table, and (iv) all directors and executive officers of the Registrant as a group. Unless otherwise indicated in the footnotes following the table, the persons as to whom the information is given had sole voting and investment power over the shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

                                                                           Amount of Beneficial Ownership(1)
                  Name and Address of                                      ---------------------------------
                  Beneficial Owners                                          No. Shares        % Ownership*
                  -----------------                                          ----------        ------------
                 Bank of America National Trust and Savings                   1,200,000           35.3%
                 Association
                 555 California Street, 18th Floor
                 Department 15027
                 San Francisco, CA 94104

                 Eli Broad                                                      228,345            6.7%
                 1999 Avenue of the Stars, Suite 3170
                 Los Angeles, CA 90067

                 Sand and Sea Partners(2)                                       332,478            9.8%
                 300 S. Grand Avenue, 29th Floor
                 Los Angeles, CA 90071

                 Sea Fair Partners(2)                                           332,478            9.8%
                 300 South Grand Avenue, 29th Floor
                 Los Angeles, CA 90071

                 J. Christopher Lewis (2)                                       664,956           19.6%
                 300 South Grand Avenue, 29th Floor
                 Los Angeles, CA 90071

                 Alan Redhead                                                   582,891(3)        16.0%
                 California Beach Restaurants, Inc.
                 17383 Sunset Boulevard, Suite 140
                 Pacific Palisades. CA 90272

                 Jefferson W. Asher, Jr.                                         52,666(4)         1.5%
                 4118 Stansbury Avenue
                 Sherman Oaks, CA 91423

                 Mark E. Segal                                                  116,316(5)         3.3%
                 California Beach Restaurants, Inc.
                 17383 Sunset Boulevard, Suite 140
                 Pacific Palisades, CA 90272


                 Scott C. Dew                                                         0              0%
                 1901 Avenue of the Stars, Suite 1600
                 Los Angeles, CA 90067

                  Name and Address of
                  Beneficial Owners                                         No. Shares          % Ownership*
                  -----------------                                         ----------          ------------
                 George Nicolais                                                     0(6)              0%
                 George Nicolais &  Associates, Inc.
                 3452 East Foothill Blvd.
                 Pasadena, CA 91107

                 Faisal Shah                                                         0(6)              0%
                 725 S. Figueroa Street, Suite 1200
                 Los Angeles, CA 90017

                 Barry A. Chase                                                 17,571(7)              *
                 Cushman Equities Corporation
                 601 S. Figueroa Street, 47th Floor
                 Los Angeles, CA 90017-5752

                 John C. Cushman III (8)                                       268,894               7.9%
                 601 S. Figueroa Street, 47th Floor
                 Los Angeles, CA 90017-5752

                 All directors and executive officers as a group (8          1,434,400(9)           38.4%
                 persons)

 *  Denotes holdings of less than 1%.

(1) The number of shares and percentages in these columns are based on 3,400,975 shares of Common Stock outstanding.

(2) J. Christopher Lewis, a director of the Registrant, is the general partner and a limited partner of Sand and Sea Partners and Sea Fair Partners, which together own 664,956 shares of Common Stock. Mr. Lewis disclaims beneficial ownership of the shares owned by such partnerships, except with respect to (i) 25,268 shares which represent a limited partnership interest in each partnership of approximately 3.8% and (ii) an additional undetermined number of such shares by virtue of his rights as a general partner under the limited partnership agreement. As general partner of such partnership, Mr. Lewis may have the power to direct the voting or disposition of such shares and therefore may be deemed to beneficially own all the shares held by such partnerships.

(3) Includes currently exercisable options to purchase 237,291 shares of Common Stock issued under the Omnibus Stock Plan.

(4) Reflects currently exercisable options to purchase 22,666 shares of Common Stock issued under the Omnibus Stock Plan and 30,000 shares which represent his limited partnership interest of 9% in Sand and Sea Partners. As a limited partner, Mr. Asher does not possess sole power to direct the voting or disposition of such shares.

(5) Includes currently exercisable options to purchase 77,916 shares of Common Stock issued under the Omnibus Stock Plan.

(6) Does not include 1,200,000 shares of Common Stock owned by the Bank. Messrs. Nicolais and Shah were nominated for election to the Board of Directors of the Registrant at the request of the Bank pursuant to the exercise of its contractual rights with the Registrant. See "Certain Relationships and Related Transactions." Messrs. Nicolais and Shah disclaim beneficial ownership of all shares of Common Stock of the Registrant owned by the Bank.

(7) Includes 14,500 shares indirectly owned by Mr. Chase through North American Trust. Does not include 268,894 shares deemed to be beneficially owned by John C. Cushman, III, including shares held by partnerships in which Cushman Equities Corporation is a general partner and the Cushman Family Trust. Mr. Chase is affiliated with Cushman Equities Corporation but holds no equity interest in such corporation. Mr. Chase was nominated for election to the Board of Directors of the Registrant at the request of Mr. Cushman pursuant to the exercise of Mr. Cushman's contractual rights with the Registrant. See "Certain Relationships and Related Transactions." Mr. Chase disclaims beneficial ownership of all shares of Common Stock of the Registrant beneficially owned by Mr. Cushman.

(8) Includes 128,911 shares held by Cushman Sea View Partners, a California general partnership, 85,938 shares held by Cushman K Sea View Partners, and 54,045 shares held by the Cushman Family Trust. Mr. Cushman is a general partner in Cushman Sea View Partners and Cushman K Sea View Partners and may be deemed to beneficially own Cushman Equities Corporation, which is also a general partner of such partnerships.

(9) Includes currently exercisable options to purchase 337,873 shares of Common Stock issued under the Omnibus Stock Plan.


ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

December 1994 Private Placement and Debt Restructurings

         On December 22, 1994, the Registrant completed a $1,600,000 private placement of its Series A Convertible Preferred Stock ("Series A Preferred Stock") and 9-3/4% Convertible Subordinated Notes Due October 31, 1995 (the "Notes") to certain existing shareholders, members of management and new investors. The purpose of the private placement was to implement certain debt restructurings of the Registrant as follows: Sea View Restaurants, Inc. ("Sea View"), a wholly owned subsidiary of the Registrant, was the borrower and the Registrant was the guarantor under a loan agreement ("Loan Agreement") with the Bank which, prior to the private placement, had an outstanding principal balance plus accrued interest of approximately $9,680,000 ("Loan"), which was in default. The Loan was secured by substantially all of the assets of Sea View. On August 24, 1994, the Bank recorded a notice of foreclosure with respect to all of the real property and personal property collateral for the Loan. In light of these severe financial circumstances, the Registrant's Board of Directors concluded that a consensual debt restructuring offered the best opportunity to enable the Registrant to continue its business, preserve value for the Registrant's shareholders and maintain creditor relationships. Accordingly, the Registrant entered into a term sheet with the Bank on December 2, 1994, pursuant to which the Bank agreed not to publish a foreclosure sale notice, or foreclose on the collateral if certain payments (as described below) were made by the Registrant to the Bank by December 22, 1994. If the Registrant had not reached an agreement to restructure the Loan, the Bank would have proceeded with such foreclosure actions in December 1994.

         Additionally, Sea View was the issuer of a certain Contingent Promissory Note ("Contingent Note") payable to jojo's Restaurant, Inc., a wholly-owned subsidiary of Family Restaurants, Inc. (collectively "FRI"). The Contingent Note became payable upon the renewal of the Concession Agreement between Sea View and the County of Los Angeles with respect to the Registrant's Gladstone's 4 Fish restaurant. The Contingent Note was in the principal amount of $5,000,000 with contingent accrued interest of 12.5% from April 2, 1990 of approximately $4,000,000. The Registrant and Sea View were in default under the Loan, and in the event of the renewal of the Concession Agreement, would be unable to pay the Contingent Note. The Bank required as a condition to the debt restructuring that the Contingent Note be settled. Accordingly, as part of the debt restructuring, the Registrant paid FRI $500,000 on December 22, 1994 in full satisfaction of the Contingent Note.

         The Bank agreed to compromise the Loan by amending the Loan Agreement to provide for the payment by Sea View of an aggregate of $4,700,000, payable $300,000 on December 2, 1994; $1,000,000 not later than December 22, 1994; and the balance of $3,400,000 in two notes: a senior secured note in the principal amount of $3,000,000, bearing interest at the rate of 12% per annum and payable at varying monthly amounts through October 31, 1997, and a junior secured note in the principal amount of $400,000, accruing interest at 12% per annum with both interest and principal payable in a single lump sum on October 31, 1997. Such notes are guaranteed by the Registrant. As additional consideration for the restructuring of the Loan, and pursuant to the terms of a Stock Purchase Agreement dated as of December 22, 1994 between the Registrant and the Bank (the "Stock Purchase Agreement"), the Registrant issued to the Bank on December 22, 1994, 1,223,556 shares of Series A Preferred Stock that converted into 1,200,000 shares of Common Stock on May 1, 1995 upon the filing of a Certificate of Amendment to the Articles of Incorporation of the Registrant effecting the one-for-33.286962 reverse stock split ("Reverse Stock Split") (constituting 30% of the combined voting power of all outstanding shares of capital stock on a fully diluted basis). Additionally, as described below, the Bank is entitled to participate together with investors in the private placement in certain demand and incidental registration rights with respect to future registered offerings by the Registrant of its capital stock and the Bank is entitled to participate in any future equity offerings by the Registrant to the extent required to maintain its then percentage equity ownership in the Registrant, and to a mandatory prepayment of the restructured Loan in an amount equal to 35% of the net proceeds of any such future equity offering by the Registrant. The Registrant has a right of first refusal under the Stock Purchase Agreement with respect to any private sale or transfer of the shares held by the Bank.

         Pursuant to the terms of the Stock Purchase Agreement, the Bank is entitled to two nominees on the Registrant's Board of Directors until it holds either less than 75% of the stock purchased or the restructured Loan is repaid, and upon the election of two nominees from the Bank, the Registrant is obligated to revise its bylaws (i) to entitle the Bank to designate any successor directors to fill vacancies resulting from the resignation or death of directors serving at the direction of the Bank, (ii) to provide for a quorum of not less than 3 directors, including one director designated by the Bank,
(iii) to provide that there shall be no delegation of the powers of the Board of Directors to a committee without a vote of at least one Bank designated director, and (iv) to cause the bylaws of Sea View to provide that Sea View will have the same Board of Directors as the Registrant, and that Sea View will not be authorized to issue securities without the approval of both Bank designated directors, or if there are none, by the written consent of the Bank. Pursuant to the foregoing, the Bank selected George Nicolais and Samuel M. Victor as its nominees for election to the Registrant's Board of Directors, they were elected at the Annual Meeting of Shareholders held on April 28, 1995 and the Registrant's bylaws have been appropriately amended. On May 1, 1996, Samuel M. Victor resigned as a director, and on May 6, 1996 Faisal Shah was elected a director as designated by the Bank.

         The private placement was effected pursuant to the terms of a Securities Purchase Agreement among the Registrant and the purchasers, dated as of December 22, 1994 ("the Securities Purchase Agreement"). The purchasers invested $1,600,000 consisting of $817,290 of Series A Preferred Stock and $782,710 of Notes. Sand and Sea Partners and Sea Fair Partners, California limited partnerships of which J. Christopher Lewis, a director of the Registrant, is general partner, each purchased 126,026 shares of Series A Preferred Stock for $103,000 in cash and $209,500 principal amount of Notes. Eli Broad, an over 10% shareholder of the Registrant at the time, purchased 168,036 shares of Series A Preferred Stock for $137,334 in cash and $37,666 principal amount of Notes; Alan Redhead, President and Chief Executive Officer and a director of the Registrant, purchased 352,384 shares of Series A Preferred Stock for $288,000 in cash; and Mark E. Segal, Vice President - Finance, Chief Financial Officer and Secretary of the Registrant, purchased 39,154 shares of Series A Preferred Stock for $32,000 in cash. Each share of Series A Preferred Stock automatically converted into .980748 shares of Common Stock (or a total of 2,180,748 shares, approximately 55% of the outstanding Common Stock of the Registrant on a fully diluted basis) upon the effective date of the Reverse Stock Split. On April 28, 1995, the Registrant's shareholders approved the Reverse Stock Split. A Certificate of Amendment to the Articles of Incorporation of the Registrant was filed on May 1, 1995 to effect the Reverse Stock Split.

      In October 1995, the Registrant effected a subscription rights offering ("Subscription Rights Offering") in which shareholders who did not participate in the December 1994 private placement or otherwise were excluded by contract were offered rights to subscribe for 4.7215 shares of Common Stock for each share owned as of September 11, 1995 at a price of $.83 per share. 244,020 shares of Common Stock were purchased in the Subscription Rights Offering. The proceeds of the Subscription Rights Offering of $202,536.60 were used to redeem a portion of the Notes on a pro rata basis. The unredeemed portion of the Notes converted into 696,207 shares of Common Stock on October 30, 1995.

         Pursuant to the terms of the Stock Purchase Agreement and the Securities Purchase Agreement, the Registrant is obligated, to the extent permitted under applicable securities laws and subject to reasonable costs, to use its best efforts to register under the Securities Act of 1933 ("Securities Act") the resale of the Common Stock issued upon the conversion of the Series A Preferred Stock and Notes and to maintain such registration for a reasonable period to facilitate resale. The Registrant effected such registration in December 1995 (the "Offering").

         Also, the Registrant and the Bank entered into an Amendment to Stock Purchase Agreement dated as of August 1, 1995 ("Amendment"), amending the Stock Purchase Agreement by providing that the Registrant would, no later than November 15, 1995, register for resale the Common Stock held by the Bank pursuant to Rule 415 under the Securities Act and would file amendments in order to update it at any time for up to two years when requested in writing by the Bank, with the Registrant bearing all the expenses of such registration and updates up to certain limits. The Offering effected such registration. The purchasers of Series A Preferred Stock and Notes in the December 1994 private placement included in the Offering the shares of Common Stock received by them
(i) upon conversion of the Series A Preferred Stock in connection with the Reverse Stock Split and (ii) to the extent the proceeds of the Subscription Rights Offering did not fully redeem the Notes. Certain other shareholders of the Registrant who have registration rights were also afforded an opportunity to include shares in the Offering, subject to the terms and conditions of such registration rights. The Registrant also agreed, in the Amendment, to issue the Bank securities equivalent in form if more than 600,000 shares of Common Stock in the aggregate are issued by the Registrant under the Registrant's Omnibus Stock Plan or other similar plan, or otherwise, to directors, officers, employees, consultants, or other persons providing services to the Registrant for so long as the Bank or its permitted successor holds not less than 75% of the shares of Common Stock currently held by the Bank. Until August 1, 1996, the Bank will pay only nominal consideration for any stock issued pursuant to the Amendment, and thereafter will, with certain exceptions, pay the same consideration as provided in any such issuance of shares in excess of the 600,000 share amount. See "Executive Compensation--The Omnibus Stock Plan."

         Also, investors in the private placement, together with the Bank, holding at least 20% of the shares of Common Stock into which the Series A Preferred Stock have been converted have two demand registration rights to require the Registrant to register such shares for resale under the Securities Act and applicable state securities laws for resale to the public. This right of registration shall continue until such time as in the opinion of counsel for the Registrant such registration is no longer necessary for shareholders to sell the shares of Common Stock without registration. Such investors, together with the Bank, are also be entitled to certain incidental registration rights. The Registrant will pay the expenses in connection with any such incidental registrations and two such demand registrations.

         Pursuant to the terms of the Stock Purchase Agreement and the Securities Purchase Agreement, and in order to provide the Registrant with a more reasonable capital structure, the Registrant held a meeting of the shareholders of the Registrant to vote upon, among other things, the Reverse
Stock Split.   As noted above, the Reverse Stock Split was approved at the
April 28, 1995 Annual Meeting of Shareholders.

         Pursuant to the terms of the Stock Purchase Agreement and the Securities Purchase Agreement, the Registrant agreed to use its best efforts to effectuate the Subscription Rights Offering, the proceeds of which were used to partially redeem the Notes. The purpose of the Subscription Rights Offering was to afford to those shareholders of the Registrant who did not participate in the December 1994 private placement the opportunity to purchase shares of Common Stock on terms as substantially similar as practicable to the terms provided to the investors in the private placement.

         Sea View and the Bank entered into a First Amendment to Amended and Restated Loan Agreement, dated as of August 1, 1995, which amended the covenant of Sea View regarding maintenance of "Minimum Free Cash Flow" during certain periods with respect to the accounting treatment of certain expenses, including expenses of the Offering and the Subscription Rights Offering.

         As a condition to the closing of the Stock Purchase Agreement and the Securities Purchase Agreement, Sand and Sea Partners, Sea Fair Partners and the Bank entered into a Shareholders and Noteholders Agreement dated as of December 22, 1994 (the "Shareholders Agreement") pursuant to which Sand and Sea Partners and Sea Fair Partners agreed to vote their shares of the Registrant in a manner that would elect to the Board of Directors of the Registrant two individuals designated by the Bank until such time as the Bank holds less than 75% of its current holdings in Common Stock or repayment in full of the Registrant's $3,400,000 indebtedness to the Bank. The Registrant's three directors also agreed under the Shareholders Agreement, when requested by the Bank, to take all Board action and all steps necessary to assist shareholder action in order to elect two designees of the Bank to the Board of Directors, including increasing the size of the Board to six. Two Bank nominees were elected to the Board of Directors at the April 28, 1995 Annual Meeting of Shareholders. The Shareholders Agreement is subject to the shareholders agreement dated April 10, 1990 ("1990 Shareholders Agreement") among Sand and Sea Partners, Sea Fair Partners, John C. Cushman, III, and other investors in a 1990 private placement of Common Stock in the Registrant. The 1990 Shareholders Agreement provides that Sand and Sea Partners, Sea Fair Partners and other investors will cause certain representatives of the investor group to be nominated to the Board. Pursuant to such agreement, Mr. Cushman requested that Barry A. Chase be nominated for election to the Board of Directors. At a meeting of the Board of Directors on April 28, 1995, Mr. Chase was elected as an additional Director.

         In October 1995, Jefferson W. Asher, Jr., a director of the Registrant, purchased a 7.5% limited partnership interest in Sand and Sea Partners. He currently owns a 9% limited partnership interest in Sand and Sea Partners.

Certain Registration Rights

         The Registrant, Richard S. Stevens, Sand and Sea Partners, Sea Fair Partners, Eli Broad, Cushman/Sea View Partners, Cushman K/Sea View Partners and certain other shareholders of the Registrant are parties to a Registration Rights Agreement which, as amended, provides that the Registrant shall use its best efforts to register under the Securities Act the shares of any of the shareholders who are party to the Registration Rights Agreement, and who requests such registration with regard to a certain minimum number of shares of Common Stock, at certain times when the Registrant otherwise proposes to register certain of its securities. Such registration rights applied to the Offering. The parties to the Registration Rights Agreement, except Stevens, individually and collectively may make a total of two written demands for registration of their shares so long as the demand relates to at least 20% of the registerable shares of Common Stock then outstanding. The Registrant will pay the expenses in connection with any such incidental registrations and two such demand registrations. In certain circumstances such shareholders also have a contractual right of first refusal to purchase, on a pro-rata basis, any equity securities of the Registrant that the Registrant may propose to sell at a price less than fair market value.


Certain Compensation Arrangements

         Reference is made to "Executive Compensation -- Other Compensation Agreements" for a description of employment arrangements and other arrangements between the Registrant and certain officers and directors.

                                   SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, in the State of California, on August 27, 1996.



                                   CALIFORNIA BEACH RESTAURANTS, INC.


                                   By: /s/ Alan Redhead
                                       --------------------------------------
                                       Alan Redhead, Chief Executive Officer

                                   By: /s/ Mark E. Segal
                                       --------------------------------------
                                       Mark E. Segal, Chief Financial Officer