Form 10-Q
period 1996-07-31
CALIFORNIA BEACH RESTAURANTS INC
filed 1996-09-12
CIK 738274

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 31,1996

                                       OR

  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _______________  to _______________


                         Commission file number 0-12226

                       CALIFORNIA BEACH RESTAURANTS, INC.
             (Exact name of Registrant as specified in its charter)


               CALIFORNIA                                 95-2693503
    ----------------------------------          ---------------------------
    (State or other jurisdiction of                    (IRS Employer
     incorporation or organization)                Identification Number)


        17383 Sunset Boulevard, Suite 140, Pacific Palisades, CA  90272
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

                       Yes        X       No
                              ---------      ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


                                       Number of Shares Outstanding
         Class                           at September  6 , 1996
         -----                         ---------------------------
Common Stock, $.01 par value                       3,400,975
- ----------------------------           ---------------------------

              CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                                 JULY 31, 1996

                                     INDEX

Part I - FINANCIAL INFORMATION

                                                                                     Page Number
                                                                                     -----------
         Item 1.   Financial Statements (Unaudited)

                   Consolidated Balance Sheets at July 31, 1996
                   and April 30, 1996   . . . . . . . . . . . . . . . . . . . . . . . . . . 3

                   Consolidated Statements of Income for the
                   Three Months Ended July 31, 1996 and 1995  . . . . . . . . . . . . . . . 5

                   Consolidated Statements of Cash Flows for the
                   Three Months Ended July 31, 1996 and 1995  . . . . . . . . . . . . . . . 6

                   Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . 7

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations  . . . . . . . . . . . . . . . . . . 9

Part II - OTHER INFORMATION

         Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . .   12

         Item 2.   Changes in Securities    . . . . . . . . . . . . . . . . . . . . . . .   12

         Item 3.   Defaults on Senior Securities  . . . . . . . . . . . . . . . . . . . .   12

         Item 4.   Submission of Matters to a Vote of Securities Holders  . . . . . . . .   12

         Item 5.   Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . .   12

         Item 6.   Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . .   12

         Signature Page . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

              CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                                  July 31, 1996            April 30, 1996
                                                                  -------------            --------------
                                                                    (Unaudited)                        (1)

Current Assets:
    Cash                                                             $  674,000               $  624,000
    Restricted cash                                                     500,000                  500,000
    Trade and other receivables                                          32,000                   27,000
    Inventories                                                         277,000                  261,000
    Prepaid expenses                                                    246,000                  203,000
                                                                  -------------            -------------

      Total current assets                                            1,729,000                1,615,000

Fixed Assets (at cost) - net of accumulated
      depreciation and amortization (Note C)                          1,368,000                1,410,000

Other Assets:

    Goodwill, net of accumulated
       amortization                                                   2,690,000                2,855,000


    Other                                                               190,000                  180,000
                                                                  -------------            -------------


                                                                     $5,977,000               $6,060,000
                                                                  =============            =============


The accompanying notes to consolidated financial statements are an integral part of this statement.


(1) The April 30, 1996 amounts have been extracted from the Company's Annual Report on Form 10-K for the year ended April 30, 1996.

              CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  July 31, 1996            April 30, 1996
                                                                  -------------            --------------
                                                                   (Unaudited)                   (1)
Current Liabilities:

    Accounts payable                                               $   741,000              $   697,000
    Accrued liabilities                                                608,000                  770,000
    Current portion of long-term debt  (Note D)                      1,244,000                1,216,000
                                                                   -----------              -----------

      Total current liabilities                                      2,593,000                2,683,000

    Long-term debt, less current portion  (Note D)                   1,179,000                1,500,000

Stockholders' Equity:

    Common stock, $.01 par value, authorized
    25,000,000 shares, issued and outstanding,
    3,401,000 shares at July 31, 1996
    and  at April 30, 1996                                              34,000                   34,000


    Additional paid-in capital                                      13,175,000               13,175,000

    Deficit in retained earnings                                   (11,004,000)             (11,332,000)
                                                                   -----------              -----------

      Total stockholders' equity                                     2,205,000                1,877,000
                                                                   -----------              -----------

                                                                   $ 5,977,000              $ 6,060,000
                                                                   ===========              ===========


The accompanying notes to consolidated financial statements are an integral part of this statement.

(1) The April 30, 1996 amounts have been extracted from the Company's Annual Report on Form 10-K for the year ended April 30, 1996.

              CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)


                                                                       Three Months Ended July 31,
                                                                       --------------------------
                                                                     1996                      1995
                                                                     ----                      ----
Sales                                                             $4,084,000                $3,743,000

Costs and Expenses:

    Cost of goods sold                                             3,242,000                 2,904,000
    Selling, general and administrative                              216,000                   228,000
    Legal and litigation settlement                                   24,000                    54,000
    Depreciation                                                     108,000                    99,000
                                                                  -----------               ----------
                                                                     494,000                   458,000


Other income (expenses):

    Interest expense                                                  (1,000)                  (16,000)
    Amortization of intangible assets                               (165,000)                 (165,000)
    Other, net                                                         8,000                     4,000
                                                                  ----------                ----------

Income before income taxes                                           336,000                   281,000

Provision for income taxes                                             8,000                     2,000
                                                                  ----------                ----------

Net Income                                                        $  328,000                $  279,000
                                                                  ==========                ==========

Net Income per common share (Note E):

     Primary                                                      $      .10                $      .11
                                                                  ==========                ==========

     Fully-diluted                                                $      .10                $      .09
                                                                  ==========                ==========


Weighted average number of common shares outstanding:

     Primary                                                       3,401,000                 2,461,000

     Fully-diluted                                                 3,401,000                 3,400,000


The accompanying notes to consolidated financial statements are an integral part of this statement.

              CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                          THREE MONTHS ENDED JULY 31,
                                  (UNAUDITED)


                                                                   1996                    1995
                                                                   ----                    ----
Cash flows from operating activities:

Net Income                                                      $ 328,000              $ 279,000

Adjustments to reconcile net income
to cash provided by operations:

    Depreciation and amortization                                 273,000                264,000

Changes in assets and liabilities:

    Accounts receivable, trade                                     (5,000)                (1,000)
    Inventories                                                   (16,000)               (29,000)
    Prepaid expenses                                              (43,000)               (41,000)
    Accounts payable                                               44,000                 79,000
    Accrued interest                                                    -                 16,000
    Accrued liabilities                                          (162,000)                (6,000)
                                                                ---------              ---------

Cash provided by operations                                       419,000                561,000
                                                                ---------              ---------

Cash flows used in investing activities:

    Increase in other assets                                      (10,000)                (4,000)
    Additions to fixed assets                                     (67,000)               (73,000)
                                                                ---------              ---------

    Net cash used in investing activities                         (77,000)               (77,000)
                                                                ---------              ---------

Cash flows used in financing activities:

     Borrowings pursuant to capital lease                               -                 21,000
     Principal payments on borrowings                            (292,000)              (337,000)
                                                                ---------              ---------

     Net cash used in financing activities                       (292,000)              (316,000)
                                                                ---------              ---------

Net increase in cash                                               50,000                168,000
Cash at beginning of period                                       624,000                493,000
                                                                ---------              ---------

Cash at end of period                                           $ 674,000              $ 661,000
                                                                =========              =========

Supplemental disclosures of cash flow information:

Cash paid during the period for:

    Interest                                                    $   1,000              $       -
                                                                =========              =========
    Income taxes                                                $  12,000              $       -
                                                                =========              =========


The accompanying notes to consolidated financial statements are an integral part of this statement.

              CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The unaudited consolidated financial statements presented herein include the accounts of California Beach Restaurants, Inc., and its wholly- owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated.

The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and article 10 of Regulation S-X and do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial position and results of operations. The results of operations for the three month period ended July 31, 1996 may not be indicative of the results that may be expected for the year ending April 30, 1997. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year-ended April 30, 1996.


NOTE B - ACCOUNTING PERIODS

The Company's restaurant operations are conducted through its wholly-owned subsidiary, Sea View Restaurants, Inc. ("Sea View"). The Company's consolidated financial statements for the three months ended July 31, 1996 and 1995 include Sea View's operations for the twelve weeks ended July 25, 1996 and July 20, 1995, respectively.


NOTE C - FIXED ASSETS

                                       July 31, 1996             April 30, 1996
                                       -------------             --------------
  Leasehold improvements               $2,739,000                  $2,727,000
  Furniture and equipment                 896,000                     842,000
                                       ----------                  ----------
                                        3,635,000                   3,569,000

  Less accumulated depreciation
   and amortization                    (2,267,000)                 (2,159,000)
                                       ----------                  ----------
                                       $1,368,000                  $1,410,000
                                       ==========                  ==========

              CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE D - NOTES PAYABLE AND LONG-TERM DEBT

On December 22, 1994 Sea View completed a restructuring of its bank debt and entered into an Amended and Restated Loan Agreement ("Amended Loan"). The Amended Loan included a senior secured note in the principal amount of $3,000,000, bearing interest at 12% per annum, and payable at varying monthly amounts through October 31, 1997, and a junior secured note in the amount of $400,000 accruing interest at 12% per annum with both interest and principal payable in a single lump sum on October 31, 1997. Interest to maturity on the senior secured and junior secured notes is included in the carrying value of such notes, in accordance with Financial Accounting Standards Board Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring," and will not be recognized as interest expense in current and future years. At July 31, 1996 the balance of the senior secured note was $1,858,000, including $158,000 of future interest costs, while the balance on the junior secured note was $557,000, including $73,000 of future interest costs.


NOTE E - EARNINGS PER SHARE

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

              CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

RESTAURANT REVENUES

Restaurant operations include the results of Gladstone's 4 Fish ("Gladstone's") in Pacific Palisades, California and RJ's - Beverly Hills in Beverly Hills, California. The Registrant operates Gladstone's pursuant to a concession agreement with the County of Los Angeles ("County") which expires October 31, 1997. The County's standard operating procedure for contracts in excess of a certain minimum length and amount is to distribute a Request for Proposal ("RFP") seeking bids prior to entering into new agreements. In August 1996, the County published an RFP for a twenty year concession agreement to operate at the restaurant site where Gladstone's currently operates. The Registrant believes that this process will be concluded, based on the County's current schedule, in early 1997. Except for the restaurant structure itself, the Registrant owns all personal property, fixtures and leasehold improvements at Gladstone's. The Registrant also owns the Gladstone's trade name and existing liquor licenses and operates certain sections of the restaurant pursuant to permits granted by the California Coastal Commission. Gladstone's has operated at the present site since 1981. The Registrant intends to complete a proposal to remain as the operator of this site but there can be no assurance that such proposal will ultimately be accepted by the County. The Registrant is currently reviewing other potential restaurant sites for both expansion possibilities as well as for an alternate location to reduce the impact on the business should it be unsuccessful in retaining the present location. If the Registrant does not continue to operate Gladstone's at the present site after October 31, 1997, or if the Registrant is unsuccessful in finding an alternate location, it will have a material adverse impact on the Registrant's operations.

Total sales for the three months ended July 31, 1996 were $4,084,000 compared with $3,743,000 for the same period last year, an increase of $341,000 or 9.1%. This increase consisted of a 7.3% increase in total customer counts and a 1.8% increase in average guest check.

Gladstone's is located on the beach in Pacific Palisades, California and is dependent, to a certain extent, on favorable weather and tourism. Gladstone's has a large outside deck overlooking the Pacific ocean which is a very popular destination but is only open as weather permits. Sales at Gladsone's for the three months ended July 31, 1996 benefitted from favorable weather and strong tourism in the Los Angeles area.

As a result of typically more favorable weather and higher tourism during the summer months from May through September, the Registrant's sales and operating profits have historically been higher in the first and second quarters of its fiscal year.

              CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

COST OF GOODS SOLD

Cost of goods sold includes all food, beverages, liquor, direct labor and other operating expenses, including rent, of the Registrant's restaurant operations.

Cost of goods sold for the three months ended July 31, 1996 was $3,242,000, or, as a percentage of sales, 79.4% compared with $2,904,000, or, as a percentage of sales, 77.6% during the same period last year. This increase is primarily due to significantly higher prices paid for certain key food products, including live Maine lobster, fresh whole chickens and chicken breasts and most dairy products. Except for the lobster, these price increases are due to the severe drought in certain parts of the country which resulted in higher grain costs and reduced milk supplies. These higher prices have continued through August 1996.

Federal legislation was recently signed mandating a $.50 per hour increase in the minimum wage as of October 1, 1996. Additionally, a second increase of $.40 per hour will take place on September 1, 1997. At present, the state of California does not allow any adjustment of minimum wage for employees that receive tips. These increases, unless offset by an adjustment for tipped employees, will have an adverse impact on the Registrant's labor costs. The Registrant does expect to increase certain menu prices to partially offset the above-mentioned increases in both food products as well as labor costs.

Cost of goods sold will typically be slightly lower during the first and second quarters due to additional economies of scale that can be achieved with labor and certain other costs when sales levels are higher. For the fiscal year ended April 30, 1996, cost of goods sold, as a percentage of sales, was 80.9%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended July 31, 1996, selling, general and administrative expenses were $216,000 compared with $228,000 for the same period last year, a decrease of $12,000 or 5.3%. This decrease is primarily due to expenses incurred in connection with the Registrant's reverse stock split which became effective on May 1, 1995. Such expenses were not incurred during the quarter ended July 31, 1996.

LEGAL AND LITIGATION SETTLEMENT EXPENSES

For the three months ended July 31, 1996, legal and litigation settlement expenses were $24,000 compared with $54,000 for the same period last year, a decrease of $30,000 or 55.5%. This decrease is primarily due to the elimination of certain litigation that was active during the three months ended July 31, 1995.

INTEREST EXPENSE

For the three months ended July 31, 1995, interest expense of $16,000 related to the Registrant's 9.75% Convertible Subordinated Notes. In October 1995, these notes were partially redeemed, with the balance converting into common stock.

AMORTIZATION OF INTANGIBLE ASSETS

For the three months ended July 31, 1996 and 1995, amortization expense was $165,000. Amortization expense relates completely to the Registrant's Goodwill and will approximate $714,000 per year.

              CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

The Registrant currently has no outside sources of short-term or long-term financing. The Registrant is seeking to refinance its existing bank debt and borrow an additional amount to provide for capital expenditures at Gladstone's (assuming retention of the concession agreement beyond October 31, 1997) and for future growth opportunities. The Registrant may also consider other forms of financing, if appropriate. There can be no assurance that additional financing will be available on favorable terms, if at all.

Although the Registrant remains highly leveraged, due primarily to the repayment terms of the remaining loan principal, the Registrant believes that its existing cash and cash flow from operations over the next year will allow it to meet its debt obligations under the Amended Loan as well as its normal operating expenses. If the concession agreement is retained and the Registrant continues to meet its currently scheduled debt obligations, the Registrant would anticipate that its liquidity position will improve significantly.

Capital expenditures for the three months ended July 31, 1996 totaled approximately $67,000. The Registrant estimates that capital requirements for fiscal 1997 will be approximately $175,000.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, certain statements in this Form 10-Q, including statements in this item, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Registrant, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among others, the following: whether the Registrant is able to enter into a new concession agreement with the County of Los Angeles with respect to the operation of Gladstone's at its current location or, failing that, is able to secure a suitable alternate location; the indebtedness of the Registrant, including the Registrant's ability to service its indebtedness to the bank and to comply with certain restrictive covenants; that the Registrant currently has no short term or long term borrowing capacity, is highly leveraged and its principal source of cash are funds generated from operations; that restaurants historically have represented a high risk investment in a very competitive industry; general and local economic conditions, which can, among other things, impact tourism, consumer spending and restaurant revenues; quality of management; changes in, or the failure to comply with, governmental regulations; unexpected increases in the cost of key food products, labor and other operating expenses in connection with the Registrant's business; and other factors referenced in this Form 10-Q and in the Registrant's Annual Report on Form 10-K for the year ended April 30, 1996.

              CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION


Item 1.    Legal Proceedings.

           On July 2, 1996, a former employee of the Registrant, filed a complaint in the Superior Court for the State of California, County of Los Angeles (BC 153053), against the Registrant's wholly owned subsidiary, Sea View Restaurants, Inc., and three of its current and former employees. The complaint arises out of the plaintiff's former employment, and alleges sexual harassment, wrongful termination and various related causes of action. The Registrant believes that this case is without merit, and is vigorously contesting it.

Item 2.    Changes in Securities.

           None

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

                                 California Beach Restaurants, Inc. (Registrant)



Dated:  September  10, 1996      By:   Alan Redhead
                                       ___________________________
                                       Alan Redhead
                                       Chief Executive Officer
                                       (Duly Authorized Officer)



                                 By    Mark E. Segal
                                       ___________________________
                                       Mark E. Segal
                                       Vice President - Finance
                                       and Chief Financial Officer