Form 10-Q
period 1996-10-31
CALIFORNIA BEACH RESTAURANTS INC
filed 1996-12-16
CIK 738274

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended    October 31, 1996

                                      OR

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from__________________to_________________


                         Commission file number 0-12226



                       CALIFORNIA BEACH RESTAURANTS, INC.
                       ----------------------------------
             (Exact name of Registrant as specified in its charter)



         CALIFORNIA                                          95-2693503
-------------------------------                        ---------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                         Identification Number)


         17383 Sunset Boulevard, Suite 140, Pacific Palisades, CA 90272
         --------------------------------------------------------------
             (Address and zip code of Principal executive offices)

                                 (310) 459-9676
              ----------------------------------------------------
              (Registrant's telephone number, including area code)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days.


                        Yes     X       No
                              -----        ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


                                                Number of Shares Outstanding
            Class                                     at December  1, 1996
            -----                               ----------------------------
Common Stock, $.01 par value                             3,400,975

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                                OCTOBER 31, 1996


                                      INDEX






Part I - FINANCIAL INFORMATION                                            Page Number
                                                                          -----------
      Item 1. Financial Statements (Unaudited)

              Consolidated Balance Sheets at October 31, 1996
              and April 30, 1996 ......................................        3

              Consolidated Statements of Income for the
              Three Months Ended and Six Months Ended
              October 31, 1996 and 1995 ...............................        5

              Consolidated Statements of Cash Flows for the
              Six Months Ended October 31, 1996 and 1995 ..............        6

              Notes to Consolidated Financial Statements ..............        7

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations .....................        9




Part II - OTHER INFORMATION

      Item 1. Legal Proceedings .......................................       12

      Item 2. Changes in Securities ...................................       12

      Item 3. Defaults Upon Senior Securities .........................       12

      Item 4. Submission of Matters to a Vote of Security Holders .....       12

      Item 5. Other Information .......................................       12

      Item 6. Exhibits and Reports on Form 8-K ........................       12


      Signature Page ..................................................       13

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS








                                                 October 31, 1996  April 30, 1996
                                                 ----------------  --------------
                                                    (Unaudited)         (1)
Current Assets:
   Cash                                              $  648,000       $  624,000
   Restricted cash                                      500,000          500,000
   Trade and other receivables                           51,000           27,000
   Inventories                                          278,000          261,000
   Prepaid expenses                                     301,000          203,000
                                                     ----------       ----------

     Total current assets                             1,778,000        1,615,000


Fixed Assets (at cost) - net of accumulated
   depreciation and amortization (Note C)             1,278,000        1,410,000


Other Assets:

   Goodwill, net of accumulated
   amortization                                       2,525,000        2,855,000


   Other                                                192,000          180,000
                                                     ----------       ----------


                                                     $5,773,000       $6,060,000
                                                     ==========       ==========


The accompanying notes to consolidated financial statements are an integral part of this statement.


(1) The April 30, 1996 amounts have been extracted from the Company's Annual Report on Form 10-K for the year ended April 30, 1996.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY









                                                        October 31, 1996       April 30, 1996
                                                        ----------------       --------------
                                                           (Unaudited)               (1)
Current Liabilities:

   Accounts payable                                      $    789,000          $    697,000
   Accrued liabilities                                        538,000               770,000
   Current portion of long-term debt (Note D)               1,285,000             1,216,000
                                                         ------------          ------------

     Total current liabilities                              2,612,000             2,683,000

Long-term debt, less current portion (Note D)                 712,000             1,500,000


Stockholders' Equity (Note E):

   Common stock, $.01 par value, authorized
   25,000,000 shares, issued and outstanding,
   3,401,000 shares at October 31, 1996 and
   at April 30, 1996                                           34,000                34,000


   Additional paid-in capital                              13,175,000            13,175,000

   Accumulated deficit                                    (10,760,000)          (11,332,000)
                                                         ------------          ------------

     Total stockholders' equity                             2,449,000             1,877,000
                                                         ------------          ------------

                                                         $  5,773,000          $  6,060,000
                                                         ============          ============


The accompanying notes to consolidated financial statements are an integral part of this statement.


(1) The April 30, 1996 amounts have been extracted from the Company's Annual Report on Form 10-K for the year ended April 30, 1996.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)




                                               Three Months Ended                   Six Months Ended
                                                    October 31,                        October 31,
                                           ----------------------------      ----------------------------
                                               1996             1995             1996             1995
                                           -----------      -----------      -----------      -----------
Sales                                      $ 3,748,000      $ 3,918,000      $ 7,832,000      $ 7,661,000

Costs and expenses:

   Cost of goods sold                        2,947,000        3,000,000        6,189,000        5,904,000
   Selling, general and administrative         259,000          217,000          475,000          445,000
   Legal and litigation settlement              26,000           42,000           50,000           96,000
   Depreciation                                109,000          100,000          217,000          199,000
                                           -----------      -----------      -----------      -----------
                                               407,000          559,000          901,000        1,017,000

Other income (expenses):

   Interest expense                                -            (26,000)          (1,000)         (42,000)
   Amortization of intangible assets          (166,000)        (165,000)        (331,000)        (330,000)
   Other, net                                    7,000            8,000           15,000           12,000
                                           -----------      -----------      -----------      -----------

Income before income taxes                     248,000          376,000          584,000          657,000

Provision for income taxes                       4,000            4,000           12,000            6,000
                                           -----------      -----------      -----------      -----------

Net  Income                                $   244,000      $   372,000      $   572,000      $   651,000
                                           ===========      ===========      ===========      ===========


Net Income per common share (Note E):

     Primary                               $       .07      $       .15      $       .17      $       .26
                                           ===========      ===========      ===========      ===========

     Fully-diluted                         $       .07      $       .12      $       .17      $       .20
                                           ===========      ===========      ===========      ===========



Weighted average number of
common shares outstanding:

     Primary                                 3,401,000        2,471,000        3,401,000        2,466,000
                                           ===========      ===========      ===========      ===========

     Fully-diluted                           3,401,000        3,400,000        3,401,000        3,400,000
                                           ===========      ===========      ===========      ===========


The accompanying notes to consolidated financial statements are an integral part of this statement.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          SIX MONTHS ENDED OCTOBER 31,

                                   (UNAUDITED)

                                                           1996             1995
                                                       -----------      -----------
Cash flows from operating activities:

Net Income                                             $   572,000      $   651,000

Adjustments to reconcile net income
to cash provided by operations:

   Depreciation and amortization                           548,000          529,000

Changes in operating assets and liabilities:

   Trade and other receivables                             (24,000)         (25,000)
   Inventories                                             (17,000)         (28,000)
   Prepaid expenses                                        (98,000)         (61,000)
   Accounts payable                                         92,000          160,000
   Accrued interest                                            -            (27,000)
   Accrued liabilities                                    (232,000)         (56,000)
                                                       -----------      -----------

Cash provided by operations                                841,000        1,143,000
                                                       -----------      -----------

Cash flows used in investing activities:
   Additions to fixed assets                               (85,000)         (83,000)
   Increase in other assets                                (12,000)         (11,000)
                                                       -----------      -----------

Net cash used in investing activities                      (97,000)         (94,000)
                                                       -----------      -----------

Cash flows from financing activities:
      Net proceeds from Rights Offering                        -             79,000
      Redemption of 9.75% convertible
       subordinated notes                                      -           (203,000)
      Principal payments on borrowings                    (720,000)        (731,000)
                                                       -----------      -----------
Net cash used in financing activities                     (720,000)        (855,000)
                                                       -----------      -----------

Net increase  in cash                                       24,000          194,000
Cash at beginning of period                                624,000          493,000
                                                       -----------      -----------

Cash at end of period                                  $   648,000      $   687,000
                                                       ===========      ===========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
   Interest                                            $     1,000      $    65,000
                                                       ===========      ===========
   Income taxes                                        $    12,000      $     2,000
                                                       ===========      ===========


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

The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and article 10 of Regulation S-X and do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial position and results of operations. The results of operations for the six month period ended October 31, 1996 may not be indicative of the results that may be expected for the year ending April 30, 1997. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year-ended April 30, 1996.




NOTE B - ACCOUNTING PERIODS

The Company's restaurant operations are conducted through its wholly-owned subsidiary, Sea View. The Company's consolidated financial statements for the three months and six months ended October 31, 1996 and 1995 include Sea View's operations for the twelve weeks and twenty-four weeks ended October 17, 1996 and October 12, 1995, respectively.




NOTE C - FIXED ASSETS



                                                    October 31, 1996    April 30, 1996
                                                    ----------------    --------------
Leasehold improvements                                $ 2,741,000         $ 2,727,000
Furniture and equipment                                   913,000             842,000
                                                      -----------         -----------
                                                        3,654,000           3,569,000

Less accumulated depreciation and amortization         (2,376,000)         (2,159,000)
                                                      -----------         -----------
                                                      $ 1,278,000         $ 1,410,000
                                                      ===========         ===========

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                                   (UNAUDITED)



NOTE D -  LONG-TERM DEBT

On December 22, 1994 Sea View completed a restructuring of its bank debt and entered into an Amended and Restated Loan Agreement ("Amended Loan"). The Amended Loan included a senior secured note in the principal amount of $3,000,000, bearing interest at 12% per annum, and payable at varying monthly amounts through October 31, 1997, and a junior secured note in the amount of $400,000 accruing interest at 12% per annum with both interest and principal payable in a single lump sum on October 31, 1997. Interest to maturity on the senior secured and junior secured notes is included in the carrying value of such notes, in accordance with Financial Accounting Standards Board Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring," and will not be recognized as interest expense in current and future years. At October 31, 1996 the balance of the senior secured note was $1,435,000, including $110,000 of future interest costs, while the balance on the junior secured note was $557,000, including $61,000 of future interest costs.





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

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS


RESTAURANT REVENUES

Restaurant operations include the results of Gladstone's 4 Fish ("Gladstone's") in Pacific Palisades, California and RJ's - Beverly Hills in Beverly Hills, California. The Registrant operates Gladstone's pursuant to a concession agreement with the County of Los Angeles ("County") which expires October 31, 1997. The County's standard operating procedure for contracts in excess of certain minimum length and amount is to distribute a Request for Proposal ("RFP") seeking bids prior to entering into new agreements. In August 1996, the County published an RFP for a twenty year concession agreement to operate at the restaurant site where Gladstone's currently operates. The Registrant believes that this process will be concluded, based on the County's current schedule, in early 1997. Except for the restaurant structure itself, the Registrant owns all personal property, fixtures and leasehold improvements at Gladstone's. The Registrant also owns the Gladstone's trade name and existing liquor licenses and operates certain sections of the restaurant pursuant to permits granted by the California Coastal Commission. Gladstone's has operated at the present site since 1981. The Registrant has submitted a proposal to remain as the operator of this site but there can be no assurance that such proposal will ultimately be accepted by the County. The Registrant is currently reviewing other potential restaurant sites for both expansion possibilities as well as for an alternate location to reduce the impact on the business should it be unsuccessful in retaining the present location. If the Registrant does not continue to operate Gladstone's at the present site after October 31, 1997, or if the Registrant is unsuccessful in finding a suitable alternate location, it will have a material adverse impact on the Registrant's operations.

Total sales for the three months ended October 31, 1996 were $3,748,000 compared with $3,918,000 for the same period last year, a decrease of $170,000 or 4.3%.

Gladstone's is located on the beach in Pacific Palisades, California and is dependent, to a certain extent, on favorable weather and tourism. Sales for the three months ended October 31, 1996 were impacted by a slightly shorter summer season due to an early Labor Day and by the non-recurrence of the PGA golf championship which was held in Pacific Palisades in 1995 and resulted in additional business for Gladstone's. Additionally, October 1996 was impacted by unfavorable weather compared with October 1995 and by fires in the Malibu area which resulted in various road closures making access to Gladstone's more difficult.

Sales for the six months ended October 31, 1996 were $7,832,000 compared with $7,661,000 for the same period last year, an increase of $171,000 or 2.2%.

As a result of typically more favorable weather and higher tourism during the summer months from May through September the Registrant's sales and operating profits have historically been higher in the first and second quarters of its fiscal year.


COST OF GOODS SOLD

Cost of goods sold includes all food, beverages, liquor, direct labor and other operating expenses, including rent, of the Registrant's restaurant operations.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

Cost of goods sold for the three months ended October 31, 1996 was $2,947,000, or, as a percentage of sales, 78.6% compared with $3,000,000, or, as a percentage of sales, 76.6% during the same period last year. Cost of goods sold for the six months ended October 31, 1996 was $6,189,000, or, as a percentage of sales, 79.0% compared with $5,904,000, or, as a percentage of sales, 77.1% during the same period last year. These increases are primarily due to significantly higher prices paid for certain key food products, including live Maine lobster, fresh whole chickens and chicken breasts and most dairy products. Prices on these items have recently begun to moderate and the Registrant expects that the impact on the balance of the year should be much less severe.

The Registrant has also been impacted by the implementation of a higher minimum wage. On October 1, 1996, federal legislation was signed mandating a $.50 per hour increase in the minimum wage, with a second increase of $.40 per hour scheduled for September 1, 1997. In addition, the state of California will separately increase the minimum wage in two steps resulting in a state minimum wage of $5.75 per hour as of March 1998. This state minimum wage will be $.60 per hour above the new federal standard. At present, the state of California, unlike most states, does not allow any adjustment of minimum wage for employees that receive tips. These wage increases, unless offset by an adjustment for tipped employees, have and will continue to have an adverse impact on the Registrant's labor costs. The Registrant also believes that these mandated increases in minimum wage will result in higher prices paid for most major food products. To partially offset the higher food and labor costs, the Registrant has implemented certain menu price increases at both of its restaurants.

Cost of goods sold will typically be slightly lower during the first and second quarters due to additional economies of scale that can be achieved with labor and certain other costs when sales levels are higher. For the fiscal year ended April 30, 1996, cost of goods sold, as a percentage of sales, was 80.9%.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended October 31, 1996, selling, general and administrative expenses were $259,000 compared with $217,000 for the same period last year, an increase of $42,000 or 19.4%. This increase is due to expenses incurred in preparing the Registrant's response to the County's RFP for a twenty year concession agreement to remain as the operator of the restaurant site where Gladstone's currently operates. These expenses will continue to be incurred until this matter is concluded.

For the six months ended October 31, 1996, selling, general and administrative expenses were $475,000 compared with $445,000 for the same period last year, an increase of $30,000 or 6.7%. This increase is also due to the matters described above.

LEGAL AND LITIGATION SETTLEMENT

For the three months and six months ended October 31, 1996, legal and litigation settlement expenses were $26,000 and $50,000, respectively, compared with $42,000 and $96,000, respectively, for the same periods last year.

The respective decreases are primarily due to the elimination of certain litigation that was active during the comparable periods last year.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES


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

AMORTIZATION OF INTANGIBLE ASSETS

For the three months and six months ended October 31, 1996 amortization expense was $166,000 and $331,000, respectively, compared with $165,000 and $330,000 for the same periods last year. Amortization expense relates completely to the Registrant's Goodwill and will approximate $714,000 per year.

LIQUIDITY AND CAPITAL RESOURCES

The Registrant currently has no outside sources of short-term or long-term financing, however, in November 1996, the Registrant signed a three year, $3,000,000 commitment letter with Finova Capital Corporation to pay off existing indebtedness to Bank of America and to finance its ongoing working capital requirements. The commitment is contingent upon the Registrant executing an agreement to remain the operator of Gladstone's at its current location for not less than twenty years. Additionally, the commitment letter is subject to numerous other conditions including executing a definitive loan agreement. The commitment would also include a $1,500,000 subline of credit for the sole purpose of financing renovations to the Gladstone's location.

Although the Registrant remains highly leveraged, due primarily to the repayment terms of the remaining loan principal, the Registrant believes that its existing cash and cash flow from operations over the next year will allow it to meet its debt obligations under its current bank loan as well as its normal operating expenses. If the concession agreement is retained and the Registrant continues to meet its currently scheduled debt obligations, the Registrant would anticipate that its liquidity position will improve significantly.

Capital expenditures for the six months ended October 31, 1996 totaled approximately $85,000. The Registrant estimates that capital requirements for fiscal 1997 will be approximately $175,000.


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

              CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES


                                   PART II

                              OTHER INFORMATION


Item 1. Legal Proceedings.

        There have been no material developments in the matter discussed in the Registrant's Form 10-Q for the period ended July 31, 1996.

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

                                California Beach Restaurants, Inc. (Registrant)



Dated:  December 12, 1996       By: Alan Redhead
                                   ---------------------------------------
                                    Alan Redhead
                                    Chief Executive Officer
                                    (Duly Authorized Officer)



                                By  Mark E. Segal
                                   ---------------------------------------
                                    Mark E. Segal
                                    Vice President - Finance
                                    and Chief Financial Officer

INDEX TO EXHIBITS


   ITEM NUMBER         DESCRIPTION                   METHOD OF FILING

      27           Financial data schedule     Filed herewith electronically