Form 10-Q
period 1997-01-31
CALIFORNIA BEACH RESTAURANTS INC
filed 1997-03-13
CIK 738274

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)



[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended            January 31, 1997
                                       ________________________________________

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from __________________ to__________________


                         Commission file number 0-12226
                                               ___________




                       CALIFORNIA BEACH RESTAURANTS, INC.
             ______________________________________________________
             (Exact name of Registrant as specified in its charter)



          CALIFORNIA                                95-2693503
_______________________________                 ______________________
(State or other jurisdiction of                    (IRS Employer
incorporation or organization)                  Identification Number)


        17383 Sunset Boulevard, Suite 140, Pacific Palisades, CA  90272
        _______________________________________________________________
             (Address and zip code of Principal executive offices)

                                (310) 459-9676
        _______________________________________________________________
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days.


              Yes        X                      No
                 _____________                    _____________



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


                                                              Number of Shares Outstanding
         Class                                                     at March  7, 1997
         -----                                               ----------------------------
Common Stock, $.01 par value                                           3,400,975
----------------------------                                 -----------------------------

              CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                                JANUARY 31, 1997

                                     INDEX





Part I - FINANCIAL INFORMATION                                       Page Number
                                                                     -----------

   Item 1.   Financial Statements (Unaudited)
             --------------------------------

             Consolidated Balance Sheets at January 31, 1997
             and April 30, 1996   . . . . . . . . . . . . . . . . . . .  3

             Consolidated Statements of Operations for the
             Three Months Ended and Nine Months Ended
             January 31, 1997 and 1996  . . . . . . . . . . . . . . . .  5

             Consolidated Statements of Cash Flows for the
             Nine Months Ended January 31, 1997 and 1996  . . . . . . .  6

             Notes to Consolidated Financial Statements   . . . . . . .  7

   Item 2.   Management's Discussion and Analysis of Financial

             Condition and Results of Operations  . . . . . . . . . . .  9





Part II - OTHER INFORMATION

         Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . 12

         Item 2.   Changes in Securities    . . . . . . . . . . . . . . 12

         Item 3.   Defaults Upon Senior Securities  . . . . . . . . . . 12

         Item 4.   Submission of Matters to a Vote of Security Holders  12

         Item 5.   Other Information  . . . . . . . . . . . . . . . . . 12

         Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 12

         Signature Page . . . . . . . . . . . . . . . . . . . . . . . . 13

              CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS





                                                                  January 31, 1997         April 30, 1996
                                                                  ----------------         --------------
                                                                       (Unaudited)                (1)
Current Assets:

    Cash                                                             $    192,000           $    624,000
    Restricted cash                                                       500,000                500,000
    Trade and other receivables                                            36,000                 27,000
    Inventories                                                           291,000                261,000
    Prepaid expenses                                                      291,000                203,000
                                                                     ------------           ------------

      Total current assets                                              1,310,000              1,615,000


Fixed Assets (at cost) - net of accumulated
    depreciation and amortization (Note C )                             1,147,000              1,410,000


Other Assets:

    Goodwill, net of accumulated
    amortization                                                        2,306,000              2,855,000


    Other                                                                 190,000                180,000
                                                                     ------------           ------------


                                                                     $  4,953,000           $  6,060,000
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


(1) The April 30, 1996 amounts have been extracted from the Company's Annual Report on Form 10-K for the year ended April 30, 1996.

              CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY





                                                                  January 31, 1997         April 30, 1996
                                                                  ----------------         --------------
                                                                      (Unaudited)                 (1)
Current Liabilities:

    Accounts payable                                                    $  630,000              $  697,000
    Accrued liabilities                                                    521,000                 770,000
    Current portion of long-term debt (Note D)                           1,698,000               1,216,000
                                                                      ------------            ------------

      Total current liabilities                                          2,849,000               2,683,000

Long-term debt, less current portion (Note D)                                    -               1,500,000


Stockholders' Equity (Note E):

    Common stock, $.01 par value, authorized
    25,000,000 shares, issued and outstanding,
    3,401,000 shares at January 31, 1997 and
    at April 30, 1996                                                       34,000                  34,000


    Additional paid-in capital                                          13,175,000              13,175,000

    Accumulated deficit                                                (11,105,000)            (11,332,000)
                                                                      ------------            ------------

    Total stockholders' equity                                           2,104,000               1,877,000
                                                                      ------------            ------------

                                                                      $  4,953,000            $  6,060,000
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


(1) The April 30, 1996 amounts have been extracted from the Company's Annual Report on Form 10-K for the year ended April 30, 1996.

              CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                   Three Months Ended                Nine Months Ended
                                                        January 31,                      January 31,
                                                -------------------------         ------------------------
                                                 1997             1996            1997             1996
                                                 ----             ----            ----             ----
Sales                                          $3,542,000       $3,723,000      $11,374,000     $11,384,000
Costs and expenses:

    Cost of goods sold                          3,143,000        3,231,000        9,332,000       9,135,000
    Selling, general and administrative           357,000          302,000          832,000         747,000
    Legal and litigation settlement                30,000           45,000           80,000         141,000
    Depreciation                                  144,000          131,000          361,000         330,000
                                             ------------     ------------     ------------    ------------
                                                 (132,000)          14,000          769,000       1,031,000

Other income (expenses):

    Interest expense                               (1,000)          (1,000)          (2,000)        (43,000)
    Amortization of intangible assets            (221,000)        (219,000)        (552,000)       (549,000)
    Other, net                                      9,000           11,000           24,000          23,000
                                             ------------     ------------     ------------    ------------

    Income (loss) before income taxes            (345,000)        (195,000)         239,000         462,000

Provision for income taxes                              -            2,000           12,000           8,000
                                             ------------     ------------     ------------    ------------

Net  Income (loss)                          ($    345,000)   ($    197,000)    $    227,000    $    454,000
                                             ------------     ------------     ------------    ------------


Net Income (loss) per common
 share (Note E):

    Primary                                 ($        .10)   ($        .06)    $        .07    $        .16
                                             ============     ============     ============    ============

     Fully-diluted                          ($        .10)   ($        .06)    $        .07    $        .14
                                             ============     ============     ============    ============



Weighted average number of
 common shares outstanding:

     Primary                                    3,401,000        3,401,000        3,401,000       2,778,000
                                             ============     ============     ============    ============

     Fully-diluted                              3,401,000        3,401,000        3,401,000       3,400,000
                                             ============     ============     ============    ============


The accompanying notes to consolidated financial statements are an integral part of this statement.

              CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                         NINE MONTHS ENDED JANUARY 31,

                                  (UNAUDITED)

                                                                      1997                      1996
                                                                      ----                      ----
Cash flows from operating activities:

Net Income                                                        $   227,000               $   454,000

Adjustments to reconcile net  income
to cash provided by operations:

    Depreciation and amortization                                     913,000                   879,000

Changes in operating assets and liabilities:

    Trade and other receivables                                        (9,000)                   (7,000)
    Inventories                                                       (30,000)                   (9,000)
    Prepaid expenses                                                  (88,000)                  (67,000)
    Accounts payable                                                  (67,000)                 (129,000)
    Accrued interest                                                        -                   (27,000)
    Accrued liabilities                                              (249,000)                  (66,000)
                                                                  -----------               -----------

Cash provided by operations                                           697,000                 1,028,000
                                                                  -----------               -----------

Cash flows used in investing activities:
    Additions to fixed assets                                         (98,000)                 (145,000)
    Increase in other assets                                          (13,000)                  (16,000)
                                                                  -----------               -----------
Net cash used in investing activities                                (111,000)                 (161,000)
                                                                  -----------               -----------

Cash flows from financing activities:
      Net proceeds from Rights Offering                                     -                    79,000
      Redemption of 9.75% convertible
       subordinated notes                                                   -                  (203,000)
      Principal payments on borrowings                             (1,018,000)               (1,027,000)
                                                                  -----------               -----------
Net cash used in financing activities                              (1,018,000)               (1,151,000)
                                                                  -----------               -----------

Net increase  in cash                                                (432,000)                 (284,000)
Cash at beginning of period                                           624,000                   493,000
                                                                  -----------               -----------

Cash at end of period                                             $   192,000               $   209,000
                                                                  ===========               ===========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
    Interest                                                      $     2,000               $    66,000
                                                                  ===========               ===========
    Income taxes                                                  $    15,000               $     2,000
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

The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and article 10 of Regulation S-X and do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial position and results of operations. The results of operations for the nine month period ended January 31, 1997 may not be indicative of the results that may be expected for the year ending April 30, 1997. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year-ended April 30, 1996.




NOTE B - ACCOUNTING PERIODS

The Company's restaurant operations are conducted through its wholly-owned subsidiary, Sea View Restaurants, Inc. ("Sea View"). The Company's consolidated financial statements for the three months and nine months ended January 31, 1997 and 1996 include Sea View's operations for the sixteen weeks and forty weeks ended February 6, 1997 and February 1, 1996, respectively.




NOTE C - FIXED ASSETS


                                                           January  31, 1997           April 30, 1996
                                                           -----------------           --------------
Leasehold improvements                                       $   2,749,000             $   2,727,000
Furniture and equipment                                            918,000                   842,000
                                                             -------------             -------------
                                                                 3,667,000                 3,569,000

Less accumulated depreciation and amortization                  (2,520,000)               (2,159,000)
                                                             -------------             -------------
                                                                $1,147,000                $1,410,000
                                                             =============             =============

              CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)



NOTE D -  LONG-TERM DEBT

On December 22, 1994 Sea View completed a restructuring of its bank debt and entered into an Amended and Restated Loan Agreement ("Amended Loan"). The Amended Loan included a senior secured note in the principal amount of $3,000,000, bearing interest at 12% per annum, and payable at varying monthly amounts through October 31, 1997, and a junior secured note in the amount of $400,000 accruing interest at 12% per annum with both interest and principal payable in a single lump sum on October 31, 1997. Interest to maturity on the senior secured and junior secured notes is included in the carrying value of such notes, in accordance with Financial Accounting Standards Board Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring," and will not be recognized as interest expense in current and future years. At January 31, 1997 the balance of the senior secured note was $1,141,000, including $62,000 of future interest costs, while the balance on the junior secured note was $557,000, including $45,000 of future interest costs.





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

              CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

RESTAURANT REVENUES

Restaurant operations include the results of Gladstone's 4 Fish ("Gladstone's") in Pacific Palisades, California and RJ's - Beverly Hills in Beverly Hills, California. The Registrant operates Gladstone's pursuant to a concession agreement with the County of Los Angeles ("County") which expires October 31, 1997. The County's standard operating procedure for contracts in excess of certain minimum length and amount is to distribute a Request for Proposal ("RFP") seeking bids prior to entering into new agreements. In August 1996, the County published an RFP for a twenty year concession agreement to operate at the restaurant site where Gladstone's currently operates. The Registrant believes that this process will be concluded, based on the County's current schedule, in April 1997. Except for the restaurant structure itself, the Registrant owns all personal property, fixtures and leasehold improvements at Gladstone's. The Registrant also owns the Gladstone's trade name and existing liquor licenses and operates certain sections of the restaurant pursuant to permits granted by the California Coastal Commission. Gladstone's has operated at the present site since 1981. The Registrant has submitted a proposal to remain as the operator of this site but there can be no assurance that such proposal will ultimately be accepted by the County. The Registrant is currently reviewing other potential restaurant sites for both expansion possibilities as well as for an alternate location to reduce the impact on the business should it be unsuccessful in retaining the present location. If the Registrant does not continue to operate Gladstone's at the present site after October 31, 1997, or if the Registrant is unsuccessful in finding a suitable alternate location, it will have a material adverse impact on the Registrant's operations.

Total sales for the three months ended January 31, 1997 were $3,542,000 compared with $3,723,000 for the same period last year, a decrease of $181,000 or 4.9%.

Gladstone's is located on the beach in Pacific Palisades, California and is dependent, to a certain extent, on favorable weather and tourism. Sales for the three months ended January 31, 1997 were impacted by unfavorable weather during December and January, including rainfall totals which were significantly above normal.

Sales for the nine months ended January 31, 1997 were $11,374,000 compared with $11,384,000 for the same period last year, a decrease of $10,000 or .1%.

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

              CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES


COST OF GOODS SOLD (CONT.)

Cost of goods sold for the three months ended January 31, 1997 was $3,143,000, or, as a percentage of sales, 88.7% compared with $3,231,000, or, as a percentage of sales, 86.8% during the same period last year. Cost of goods sold for the nine months ended January 31, 1997 was $9,332,000, or, as a percentage of sales, 82.0% compared with $9,135,000, or, as a percentage of sales, 80.2% during the same period last year. These increases are primarily due to significantly higher prices paid for certain key food products, including live Maine lobster, dungeness crab, fresh poultry and most dairy products. Prices on these items, except for the dungeness crab, began to moderate during the quarter and the Registrant expects that the impact on the balance of the year will be less severe. Prices on dungeness crab are expected to reach record highs this year. Gladstone's uses significant amounts of dungeness crab and is currently evaluating available options to mitigate the impact on its cost of sales.

The Registrant has also been impacted by the implementation of a higher minimum wage. On October 1, 1996, federal legislation was signed mandating a $.50 per hour increase in the minimum wage, with a second increase of $.40 per hour scheduled for September 1, 1997. In addition, the state of California is separately increasing the minimum wage in two steps resulting in a state minimum wage of $5.75 per hour as of March 1998. This state minimum wage will be $.60 per hour above the new federal standard. At present, the state of California, unlike most states, does not allow any adjustment of minimum wage for employees that receive tips. These wage increases, unless offset by an adjustment for tipped employees, have and will continue to have an adverse impact on the Registrant's labor costs. The Registrant also believes that these mandated increases in minimum wage will result in higher prices paid for most major food products. To partially offset the higher food and labor costs, the Registrant has implemented certain menu price increases at both of its restaurants.

Cost of goods sold will typically be slightly lower during the first and second quarters due to additional economies of scale that can be achieved with labor and certain other costs when sales levels are higher. For the fiscal year ended April 30, 1996, cost of goods sold, as a percentage of sales, was 80.9%.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended January 31, 1997, selling, general and administrative expenses were $357,000 compared with $302,000 for the same period last year, an increase of $55,000 or 18.2%. This increase is due to expenses incurred in preparing the Registrant's response to the County's RFP for a twenty year concession agreement to remain as the operator of the restaurant site where Gladstone's currently operates. These expenses will continue to be incurred until this matter is concluded.

For the nine months ended January 31, 1997, selling, general and administrative expenses were $832,000 compared with $747,000 for the same period last year, an increase of $85,000 or 11.4%. This increase is also due to the matters described above.

LEGAL AND LITIGATION SETTLEMENT

For the three months and nine months ended January 31, 1997, legal and litigation settlement expenses were $30,000 and $80,000, respectively, compared with $45,000 and $141,000, respectively, for the same periods last year.

The respective decreases are primarily due to the elimination of certain litigation that was active during the comparable periods last year.

              CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES


INTEREST EXPENSE

For the nine months ended January 31, 1997 and 1996, the Registrant incurred interest expense of $2,000 and $43,000, respectively. Interest expense for the nine months ended January 31, 1996 primarily related to the 9.75% convertible subordinated notes. These notes were partially redeemed by the Registrant in October 1995 and the unredeemed portion of the notes converted into common stock as of October 30, 1995. The Registrant does not expect to incur any significant interest expense through the end of its current fiscal year.

AMORTIZATION OF INTANGIBLE ASSETS

For the three months and nine months ended January 31, 1997 amortization expense was $221,000 and $552,000, respectively, compared with $219,000 and
$549,000 for the same periods last year.   Amortization expense primarily
relates to the Registrant's Goodwill.

LIQUIDITY AND CAPITAL RESOURCES

The Registrant currently has no outside sources of short-term or long-term financing; however, in November 1996, the Registrant signed a three year, $3,000,000 commitment letter with Finova Capital Corporation to pay off existing indebtedness to Bank of America and to finance its ongoing working capital requirements. The commitment is contingent upon the Registrant executing an agreement to remain the operator of Gladstone's at its current location for not less than twenty years. Additionally, the commitment letter is subject to numerous other conditions including executing a definitive loan agreement. The commitment would also include a $1,500,000 subline of credit for the sole purpose of financing renovations to the Gladstone's location.

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

Capital expenditures for the nine months ended January 31, 1997 totaled approximately $98,000. The Registrant estimates that capital requirements for fiscal 1997 will be approximately $175,000.


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

Item 6.    Exhibits and Reports on Form 8-K.

           Exhibits

           10.56 - Commitment Letter - Finova Capital Corporation
                   re: $3,000,000 Credit Facility

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

                                        California Beach Restaurants, Inc.
(Registrant)



Dated:  March 12, 1997                  By:   Alan Redhead
                                           ------------------------------------
                                              Alan Redhead
                                              Chief Executive Officer
                                              (Duly Authorized Officer)



                                        By:   Mark E. Segal
                                           ------------------------------------
                                              Mark E. Segal
                                              Vice President - Finance
                                              and Chief Financial Officer

INDEX TO EXHIBITS

 ITEM
NUMBER                DESCRIPTION                   METHOD OF FILING

   10.56            Commitment Letter - Finova
                    Capital Corporation            Filed herewith electronically

   27               Financial data schedule        Filed herewith electronically