Form 10-K405
period 1997-04-30
CALIFORNIA BEACH RESTAURANTS INC
filed 1997-07-29
CIK 738274

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the fiscal year ended April 30, 1997
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from _____ to _____

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
                                 Yes [X] No [ ]
                                     ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant based upon the average bid price in the over-the-counter market on August 11, 1995 (the date of the last posted quote) was approximately $12,144.

The number of outstanding shares of the Registrant's Common Stock as of July 15, 1997 was 3,400,975.

Documents incorporated by reference; the definitive Proxy Statement of the Registrant for the 1997 annual meeting of shareholders (Part III to the extent described herein), or if such Proxy Statement is not filed within 120 days of the Registrant's fiscal year end, such information will be included in an amendment to this Form 10-K filed within such timeframe.

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


RESTAURANT OPERATIONS - CONCEPT AND MENU

        The Registrant owns and operates the following restaurants through its wholly-owned subsidiary, Sea View Restaurants, Inc. ("Sea View"):

        GLADSTONE'S 4 FISH. Gladstone's is one of Southern California's best known fresh seafood restaurants. In 1972, the original Gladstone's was opened as a small, 80-seat establishment in Santa Monica Canyon near the Pacific ocean in Santa Monica, California. In 1981, Gladstone's was moved to its present location on the beach at the intersection of Sunset Boulevard and Pacific Coast Highway in Pacific Palisades, California. Based on restaurant industry surveys, Gladstone's is one of the top grossing restaurants in America, with annual sales in excess of $13,000,000. The 10,000 square foot interior of Gladstone's seats approximately 400, while the outside deck has a seating capacity of approximately 300 in a 6,000 square foot area. Gladstone's is open 365 days a year for breakfast, lunch and dinner.

        Gladstone's offers an extensive menu specializing in fresh fish and shellfish. Gladstone's strives to purchase only the finest seafood products including, live Maine lobster, premium Alaskan red king crab, western Australian lobster tails and Mexican shrimp as well as the freshest fish available. Typical fresh fish on the menu include salmon, swordfish, catfish, ahi tuna, petrale sole, pacific red snapper, halibut and mahi-mahi. Gladstone's menu also includes a large number of salads, pasta dishes and sandwiches in addition to its extensive fresh fish and shellfish items.

        Sandwich and salad prices begin at $8.95, with dinner entrees beginning at $16.75. A typical dinner entree includes soup or salad, a loaf of hot sourdough bread, fresh vegetable and rice or potato. Gladstone's average check, including beverages and desserts, is approximately $21.75. Gladstone's portion sizes are very large and food that cannot be finished is wrapped in a gold foil animal "sculpture." The gold foil, which is manufactured specially for Gladstone's, is a signature element of the restaurant. Gladstone's is also well known for the full barrels of peanuts that are always available free of charge to guests and free "mile-high" cake for all birthday and anniversary celebrations.

        RJ'S - BEVERLY HILLS. RJ's is located at 252 N. Beverly Drive, Beverly Hills, California. RJ's was opened in 1979 and emphasizes its extensive salad bar, barbecued ribs and chicken, library bar and antique ceiling fans to create an attractive, casual dining atmosphere in the heart of Beverly Hills. RJ's is open for lunch and dinner from Monday through Saturday and dinner only on Sunday. The restaurant occupies approximately 7,500 square feet with seating capacity of approximately 260.

        RJ's menu specializes in classic American food. RJ's signature items include barbequed beef and baby back pork ribs and a very extensive salad bar. RJ's menu also includes a wide selection of sandwiches and salads. Sandwich and salad pricing begins at $6.95 with dinner entrees starting at $12.50. RJ's average check is approximately $16.50. As with Gladstone's, portion sizes are very generous and waitstaff are trained to wrap all leftovers in signature gold foil animal sculptures.


RESTAURANT OPERATIONS - GLADSTONE'S CONCESSION AGREEMENT

        Sea View operates Gladstone's pursuant to a concession agreement with the County of Los Angeles ("County") which expires October 31, 1997. The County's standard operating procedure for contracts in excess of a certain minimum length or dollar value is to distribute a request for proposal seeking bids prior to entering into new agreements. In March 1997 the County completed the bid process and announced their intention to enter into formal negotiations with Gladstone's for a twenty year concession agreement, subject to approval by the County Board of Supervisors. On April 15, 1997 the Board of Supervisors unanimously approved the recommendation to enter into formal negotiations with Gladstone's.

        Sea View and the County are currently negotiating a new twenty year concession agreement which will commence on November 1, 1997. Based on Sea View's bid, it is anticipated that the new agreement will include minimum annual rental payments of $1,750,000, an increase of approximately $600,000 over rents paid in fiscal 1997. Percentage rents based on 10% of food sales and 12% of the sales of alcoholic beverages, merchandise and parking lot revenue will be payable to the extent the percent rents exceed the minimum annual rents. Sea View also expects that the agreement will require significant renovation to the restaurant but will provide for reduced minimum rents during the period when renovations are undertaken. This reduced rental period will not exceed six months. The new agreement will also require Sea View to post a $2,000,000 letter of credit in favor of the County, as a security deposit. The County may draw upon the letter of credit if Gladstone's fails to pay rent as it comes due. The letter of credit obligation will be reduced, or eliminated, as Sea View reaches certain net worth levels.


RESTAURANT OPERATIONS - MARKETING

        Both of the Registrant's restaurants focus on the casual segment of the upper-end dinner house market. Management believes that its restaurants' reputation, developed over many years, of providing guests with a unique dining experience has been the most effective approach to attracting and retaining business. By focusing its resources on providing superior service and value, Gladstone's and RJ's have primarily relied on word of mouth to attract new business.

        The restaurants have also developed unique promotions that are repeated on an annual basis. For example, both Gladstone's and RJ's have a special Christmas day promotion whereby each guest that dines in the restaurant on that day receives a gift certificate for the amount of their Christmas day food purchase. Additionally, Gladstone's has developed promotions tied to specific products such as Crabfest during the month of February, Sockeye Salmonfest during July and Lobsterfest in October. During these promotions, which have run for several years, Gladstone's reduces menu prices and adds numerous daily menu specials related to the featured product. On a weekly basis, Gladstone's features special lobster prices each Thursday and special crab prices each Friday. The Registrant uses print and radio advertising from time to time to support its promotions.

        Gladstone's also has developed other unique programs that are a key element of its marketing plan. Placemats used at each table are printed daily which allows guests that have made a reservation to print a unique message such as welcoming a special friend, announcing the celebration of a birthday, anniversary or other special occasion. Guests are encouraged to take a placemat home as a reminder of their special experience at Gladstone's. An electronic message board is located in the front of the restaurant that is also used to welcome guests with special messages. All special occasions are also celebrated with a free picture that is placed in a customized photo sleeve to serve as a reminder of the special experience at Gladstone's.

RESTAURANT OPERATIONS - PURCHASING

        The Registrant's senior management establishes general purchasing guidelines. The executive chef, who is responsible for all quality control, develops product and quality specifications. The Registrant continuously seeks to obtain quality menu ingredients and other supplies from reliable sources at competitive prices. From time to time the Registrant will negotiate contract purchases to insure product availability and to reduce short-term exposure to price fluctuations. Management believes that all essential food and beverage products are available from several qualified suppliers.


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

        Alcoholic beverage control regulations require that each restaurant apply to a state authority for a license or permit to sell alcoholic beverages on the premises. Licenses must be renewed annually and may be revoked or suspended, for cause, at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operation of each restaurant, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing and storage and dispensing of alcoholic beverages. The Registrant has not encountered any problems relating to alcoholic beverage licenses to date. The failure to receive or retain a liquor license could adversely impact the Registrant's operations. The Registrant is also subject to "dram-shop" statutes in the state of California, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment which wrongfully served alcoholic beverages to such person. The Registrant carries liquor liability coverage as part of its existing comprehensive general liability insurance. A judgment against the Registrant under a "dram-shop" statute in excess of the Registrant's liability coverage could have a material adverse impact on the Registrant. The Registrant has not been the subject of a "dram-shop" claim to date.

        Various federal and state labor laws govern the Registrant's relationship with its employees, including such matters as minimum wage requirements, overtime and other working conditions. Significant additional increases in minimum wage, mandated paid leaves of absence or mandated universal health benefits could adversely impact the Registrant. (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Cost of Goods Sold).


LICENSE AGREEMENT

        GLADSTONE'S/UNIVERSAL CITY - In 1992 the Registrant entered into a license agreement with MCA Development Venture Two ("MCADVT"), an affiliate of MCA Inc., which permits MCADVT to use the Gladstone's 4 Fish name and trademarks at a restaurant in their CityWalk development located in Universal City, California in exchange for a royalty fee of .8% of the restaurant's gross receipts during such use. The Gladstone's 4 Fish restaurant at CityWalk opened in May 1993. Fees received pursuant to this agreement during fiscal 1997 were approximately $78,000.

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


ITEM 2  PROPERTIES

        GLADSTONE'S LEASES. The current concession agreements with the County of Los Angeles ("County") for the operation of Gladstone's and the adjacent parking lot expire on October 31, 1997. (See Item 1 - "Restaurant Operations - Gladstone's Concession Agreement" for additional information regarding the new concession agreement). The current concession agreement for the restaurant provides for rent based on 8% of sales of food, non-alcoholic beverages and other merchandise and 10% of the sales of alcoholic beverages, with an annual minimum rent of $480,000. Rent paid under the restaurant lease for the 1997 fiscal year was approximately $1,116,000, representing approximately 8.4% of the restaurant's sales. The current monthly rental payment for the adjacent parking lot is $2,948, subject to annual cost-of-living adjustments of up to 5.5%. Rent paid during fiscal 1997 for the parking lot was $35,400.

        R.J.'S LEASE. In December 1994, the Registrant negotiated an amended and restated lease for RJ's. The amended lease expires in December 2004 subject to a non-guaranteed extension period of five years. The amended lease further provides for monthly rental payments of $12,500 through December 1997. In January 1998, 2001 and 2004 the monthly lease payments are subject to adjustment based on Consumer Price Index changes. Rent paid in fiscal 1997 was $150,000.

        EXECUTIVE OFFICE. The Registrant occupies approximately 2,000 square feet of office space in Pacific Palisades, pursuant to a lease which expires in September 1997 and provides for current monthly rental payments of approximately $2,900. The Registrant is currently negotiating an extension to its lease.


ITEM 3  LEGAL PROCEEDINGS

        In July 1996, a former restaurant employee filed a complaint in the Superior Court for the state of California, County of Los Angeles (BC 153053), against the Registrant's wholly owned subsidiary, Sea View Restaurants, Inc., and three of its current and former employees. The complaint arises out of the plaintiff's former employment and alleges sexual harassment, wrongful termination and various related causes of action. The Registrant believes that this case is without merit and is vigorously contesting it.

        Additionally, the Registrant is involved in litigation and threatened litigation arising in the ordinary course of business. Management of the Registrant does not believe that resolution of any such matters will have a material adverse effect on its business.


ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of the Registrant's stockholders during the fourth quarter of the fiscal year ended April 30, 1997.


PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY
       AND RELATED STOCKHOLDER MATTERS

        The shares of Registrant's common stock are listed on the OTC Bulletin Board under the symbol "CBHR".

        Market price information for the Registrant's common stock listed below is taken from the OTC Bulletin Board.

                                                            BID PRICE
                                                       -------------------
                                                       HIGH           LOW
                                                       ----           ----
          FISCAL 1996

          First Quarter                                 .02           .01
          Second Quarter                                (A)           (A)
          Third Quarter                                 (A)           (A)
          Fourth Quarter                                (A)           (A)

          FISCAL 1997

          First Quarter                                 (A)           (A)
          Second Quarter                                (A)           (A)
          Third Quarter                                 (A)           (A)
          Fourth Quarter                                (A)           (A)

          FISCAL 1998

          First Quarter (through 7/11/97)               (A)           (A)

        Bid prices prior to May 1, 1995, the effective date of the Registrant's one for 33.286962 reverse stock split, have been adjusted on a pro-forma basis to reflect such stock split. At July 11, 1997, the Registrant had approximately 570 shareholders of record.

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


ITEM 6  SELECTED FINANCIAL DATA

        The following table sets forth the selected financial data and operating data for the five years ended April 30, 1997 and is derived from the audited consolidated financial statements of the Registrant. The consolidated financial data in the following table is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other financial and statistical information included elsewhere in this Form 10-K.

                                                                       YEARS ENDED APRIL 30,
                                                   ----------------------------------------------------------
                                                     1997        1996        1995         1994         1993
                                                   --------    --------    --------     --------     --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income Statement Data:
      Sales                                        $ 15,164    $ 15,257    $ 14,160     $ 13,924     $ 15,144
      Income (loss) from operations
       before extraordinary items                       327         577      (3,419)      (1,372)        (665)
      Income (loss) per common share
       from operations before
       extraordinary items                              .10         .20      (12.21)       (4.93)       (2.35)
      Extraordinary item (a)                             --          --       2,540           --           --
      Income per common share from
        extraordinary item                               --          --        9.07           --           --
      Net Income (loss)                                 327         577        (879)      (1,372)        (649)
     Net Income (loss) per common share                 .10         .20       (3.14)       (4.93)       (2.35)

Balance Sheet Data:

     Total assets                                     5,078       6,060       6,709       10,369       11,649
     Convertible subordinated notes                      --          --         783           --           --
     Long-term debt, net of current portion (b)          --       1,500       2,776        8,166        8,166


     (a) Extraordinary Gain recognized in connection with the December 1994 restructuring - See Note B to the Financial Statements.

     (b) See Note B to the Financial Statements regarding the December 1994 restructuring.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

        The Registrant currently has operations in one business segment, the ownership and operation of restaurants.


RESTAURANT OPERATIONS

        Restaurant operations include the results of Gladstone's 4 Fish in Pacific Palisades, California, and RJ's - Beverly Hills in Beverly Hills, California. See Item 1 - "Restaurant Operations - Gladstone's 4 Fish" for additional information regarding the concession agreement pursuant to which Gladstone's 4 Fish is operated.

        Total sales for the year ended April 30, 1997 decreased $93,000 or .6% compared with the year ended April 30, 1996. All restaurant operations are currently conducted through the Registrant's wholly-owned subsidiary, Sea View. Sea View's fiscal year included 52 weeks during the most recent fiscal year compared with 53 weeks in the prior year. On a sales per week basis, Sea View's weekly sales were $291,600 for the 52 weeks ended May 1, 1997 compared with $287,900 for the 53 weeks ended May 2, 1996, an increase of 1.3%.

        The Registrant's Gladstone's 4 Fish restaurant is located on the beach in Pacific Palisades, California and is dependent, to a certain extent, on favorable weather and tourism. Gladstone's has a large outside deck overlooking the Pacific ocean which is a very popular destination but is only open as weather permits. Sales at Gladstone's for the fourth quarter ended May 1, 1997 benefitted significantly from unseasonably warm weather and lower rainfall as compared with the same period last year.

        Total sales for the year ended April 30, 1996 increased $1,097,000 or 7.7% compared with the year ended April 30, 1995. Sea View's fiscal year included 53 weeks during the year ended May 2, 1996 compared with 52 weeks in the prior year. On a sales per week basis Sea View's weekly sales were $287,900 for the 53 weeks ended May 2, 1996 compared with $272,300 for the 52 weeks ended April 27, 1995, an increase of 5.7%. Sales at Gladstone's for the third and fourth quarters of fiscal 1996 benefitted significantly from several successful promotional events as well as favorable weather and lower rainfall as compared with the same periods in fiscal year 1995.

        In May 1993, MCA Development, Inc.("MCAD") opened a Gladstone's 4 Fish at its Citywalk project in Universal City, California pursuant to a license agreement between the Registrant and a subsidiary of MCAD. License fees for the fiscal years ended April 30, 1997, 1996 and 1995 were $78,000, $76,000 and $77,000, respectively.


COST OF GOODS SOLD

        Cost of goods sold includes all food, beverages, liquor, direct labor and other operating expenses, including rent, of the Registrant's restaurant operations. Cost of goods sold, as a percentage of sales, for the fiscal year ended April 30, 1997 was 82.0% compared to 80.9% for fiscal 1996 and 82.9% for fiscal 1995.

        The increase in cost of goods sold for fiscal 1997, is primarily due to significantly higher prices paid for certain key food products, including live Maine lobster, dungeness crab, fresh poultry and most dairy products. Prices on these items, except for dungeness crab, began to moderate in the second half of the fiscal year.

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

        The Registrant expects that its cost of goods sold will increase significantly based on the expected terms of Gladstone's new twenty year concession agreement. Annual minimum rent will increase to $1,750,000, which is approximately $600,000 higher than total rent expense in fiscal 1997. Additionally, Gladstone's will assume certain maintenance obligations which are currently the responsibility of the County as landlord.

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


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expense for the year ended April 30, 1997, increased $99,000 or 9.8% as compared with the year ended April 30, 1996. The Registrant incurred approximately $147,000 of expenses related to the Registrant's response to the County's "Request for Proposal" for a twenty year concession agreement to remain as the operator of the restaurant site where Gladstone's currently operates. These expenses included legal fees, architectural design, proposal preparation, economic analysis and a nonrefundable fee of $25,000 paid to the County for the right to negotiate exclusively.

        Selling, general and administrative expenses for the year ended April 30, 1996, increased $68,000 or 7.2% as compared with the year ended April 30, 1995. This increase is primarily due to expenses incurred in connection with the Registrant's reverse stock split which became effective May 1, 1995 as well as an increase in certain incentive compensation expenses. As a percentage of sales, selling, general and administrative expenses declined slightly from 6.7% of sales for the year ended April 30, 1995 to 6.6% of sales for the year ended April 30, 1996.

LEGAL AND LITIGATION SETTLEMENT

        For the year ended April 30, 1997, legal and litigation settlement expenses decreased $27,000 or 17.2% as compared with the year ended April 30, 1996. This decrease is primarily due to the elimination of certain litigation that was active during the prior year.

        Legal and litigation settlement expenses for the year ended April 30, 1996, decreased $64,000 or 29.0% as compared with the year ended April 30, 1995. Expenses incurred during the 1996 fiscal year included costs to register 3,004,282 shares of common stock owned by certain stockholders, pursuant to an existing contractual obligation. The selling stockholders did not sell any of their shares. The Registrant is obligated to file amendments to the registration statement in order to update it at any time until December 8, 1997 when requested in writing by Bank of America (one of the selling stockholders) with the Registrant bearing all the expenses of such registration and updates up to certain limits.

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

INTEREST EXPENSE

        For the year ended April 30, 1996, the Registrant incurred interest expense of $43,000 related primarily to the 9.75% Convertible Subordinated Notes ("Convertible Notes"). The Convertible Notes were partially redeemed by the Registrant in October 1995 and the unredeemed portion of the notes converted into common stock as of October 30, 1995. The balance of the interest expense in fiscal year 1996 as well as the interest expense recorded in fiscal year 1997 is related to a capital lease for certain restaurant equipment.

AMORTIZATION OF INTANGIBLE ASSETS

        Amortization expense relates primarily to the goodwill and covenant not to compete which were recorded in April 1990 upon the completion of the acquisition of the Registrant's restaurant operations. The five year covenant not to compete was fully amortized at April 30, 1995.

        The Registrant considered the restructuring transactions consummated on December 22, 1994 to represent an event which established the existence of impairment indicators. The issuance of equity securities to the bank and the private financing reflects potentially 78% of the Registrant's fully diluted voting equity. These transactions served as the basis for determining fair value in order to measure the extent of impairment. This valuation was further adjusted to reflect the uncertainty, at that time, concerning continuation of business at the Registrant's principal restaurant location beyond the current term of the concession agreement. Accordingly, during fiscal year 1995 goodwill was written down by $2,500,000 and concurrently, the amortization period was reduced from fifteen years to ten years. The combination of the write-down and reduction in amortization period will result in future annual goodwill amortization expense of approximately $714,000.

INCOME TAX EXPENSE

        For the year ended April 30, 1997 and 1996, the Registrant recorded income tax expense of $21,000 and $16,000, respectively, representing federal and state taxes due based on Alternative Minimum Tax calculations.

        For the year ended April 30, 1995 the Registrant recorded income tax expense of $4,000 which represents minimum state taxes.

LIQUIDITY AND CAPITAL RESOURCES

        Sea View is currently negotiating with the County on the terms of a new twenty year concession agreement. Based on Gladstone's bid, it is expected that the terms of the new concession agreement, which will commence on November 1, 1997, will require Sea View to post a $2,000,000 letter of credit as a security deposit for rental payments due to the County. In the event that rents are not paid when due, the County may draw upon the letter of credit. It is further expected that the terms of the new concession agreement will provide for the reduction in the face amount of the letter of credit when Sea View's net worth exceeds certain amounts. The Registrant also intends to complete extensive renovations to Gladstone's, including certain improvements which will likely be required by the terms of the concession agreement. The timing of these renovations will ultimately be determined by the final terms of the new concession agreement. The Registrant is currently in discussions with equity and debt financing sources to raise the necessary funds or receive appropriate commitments to meet the letter of credit requirement as well as to complete the proposed renovations to Gladstone's.

        Reference is made to Note D of the financial statements, included under item 8 hereof, for a description of the Registrant's outstanding indebtedness to Bank of America. The Registrant believes that its existing cash and cash flow from operations over the next year will allow it to meet its payment obligations under its bank loan agreement and its normal operating expenses.

        The Registrant currently has no outside sources of short-term or long-term financing; however in November 1996, the Registrant signed a three year, $3,000,000 commitment letter with Finova Capital Corporation. The commitment is contingent upon the Registrant executing an agreement to remain the operator of Gladstone's at its current location for not less than twenty years. Additionally, the commitment letter is subject to numerous other conditions including executing a definitive loan agreement. The commitment also includes a $1,500,000 subline of credit for the sole purpose of financing renovations to the Gladstone's location. There can be no assurance that the Registrant will be able to conclude an agreement on acceptable terms.

        The Registrant is also exploring various opportunities to expand its operations. The Registrant's ability to expand is subject to the availability of debt or equity financing on terms that are acceptable to the Registrant. There can be no assurance that such financing will be available.

        Capital expenditures for the year ended April 30, 1997 totaled approximately $110,000. The Registrant expects that renovation costs for Gladstone's will exceed $2,500,000. The timing of such renovations is subject to the terms of a final concession agreement with the County and the receipt of all necessary permits. The Registrant expects that a portion of the renovation costs will be incurred in fiscal 1998 with the balance incurred in fiscal 1999.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Except for the historical information contained herein, certain statements in this Form 10-K, including statements in this Item and in "Business" are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Registrant, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: whether the Registrant is able to conclude a new concession agreement with the County of Los Angeles with respect to the operation of Gladstone's at its current location or, failing that, is able to secure a suitable alternate location; the Registrant's ability to secure adequate debt or equity financing in order to comply with the terms of a new concession agreement, including the payment of significantly higher rental payments and completion of required renovations; the Registrant's ability to generate an operating profit based on the terms of the new concession agreement; the Registrant's ability to service its current indebtedness to the bank and to comply with certain restrictive covenants;

that its principal source of cash is funds generated from operations; that restaurants historically have represented a high risk investment in a very competitive industry; general and local economic conditions, which can, among other things, impact tourism, consumer spending and restaurant revenues; weather and natural disasters, such as earthquakes and fires, which can impact sales at the Registrant's restaurants; quality of management; changes in, or the failure to comply with, governmental regulations; unexpected increases in the cost of key food products, labor and other operating expenses in connection with the Registrant's business; and other factors referenced in this Form 10-K and the Registrant's other filings with the SEC.


ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                                 Not Applicable


ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                        CALIFORNIA BEACH RESTAURANTS, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                 Page
                                                                 ----

Report of Independent Auditors                                    15

Consolidated Balance Sheets - April 30, 1997 and 1996             16

Consolidated Statements of Operations for each of the three
  years in the period ended April 30, 1997                        18

Consolidated Statements of Stockholders' Equity (Deficit)  for
  each of the three years in the period ended April 30, 1997      19

Consolidated Statements of Cash Flows for each of the
  three years in the period ended April 30, 1997                  20

Notes to Consolidated Financial Statements                        22

Schedule No. Description

I            Condensed Financial Information of Registrant
             California Beach Restaurants, Inc.                   33


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

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None


PART III


ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information concerning directors and executive officers is incorporated herein by reference from the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's 1997 Proxy Statement, or if such Proxy Statement is not filed within 120 days of the Registrant's fiscal year end, such information will be included in an amendment to this Form 10-K filed within such timeframe.


ITEM 11  EXECUTIVE COMPENSATION

        Information concerning executive compensation is incorporated herein by reference from the section entitled "Executive Compensation" in the Registrant's 1997 Proxy Statement, or if such Proxy Statement is not filed within 120 days of the Registrant's fiscal year end, such information will be included in an amendment to this Form 10-K filed within such timeframe.


ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


        Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's 1997 Proxy Statement, or if such Proxy Statement is not filed within 120 days of the Registrant's fiscal year end, such information will be included in an amendment to this Form 10-K filed within such timeframe.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information concerning certain relationships and related transactions is incorporated herein by reference from the section entitled "Certain Relationships and Related Transactions" in the Registrant's 1997 Proxy Statement, or if such Proxy Statement is not filed within 120 days of the Registrant's fiscal year end, such information will be included in an amendment to this Form 10-K filed within such timeframe.

PART IV


ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements

                                                                        Page No.
                                                                        --------
        Report  of Independent Auditors                                    15

        Consolidated Balance Sheets - April 30, 1997 and 1996              16

        Consolidated Statements of Operations for each of the three
        years in the period ended April 30, 1997                           18

        Consolidated Statements of Stockholders' Equity (Deficit) for
        each of the three years in the period ended April 30, 1997         19

        Consolidated Statements of Cash Flows for each of the three
        years in the period ended April 30, 1997                           20

        Notes to Consolidated Financial Statements                         22

   (2)  Financial Statement Schedule

        Schedule No.    Description

             I          Condensed Financial Information of
                        Registrant, California Beach
                        Restaurants, Inc.                                  33

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

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
California Beach Restaurants, Inc.


We have audited the accompanying consolidated balance sheets of California Beach Restaurants, Inc. and subsidiaries as of April 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended April 30, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of California Beach Restaurants, Inc. and subsidiaries at April 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                        ERNST & YOUNG LLP



Los Angeles, California
June 6, 1997

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                      APRIL 30,
                                                             ----------------------------
                                                                1997              1996
                                                             ----------        ----------

Current Assets:
         Cash                                                $  626,000        $  624,000
         Restricted cash                                        475,000           500,000
         Trade and other receivables                             51,000            27,000
         Inventories                                            286,000           261,000
         Prepaid expenses                                       234,000           203,000
                                                             ----------        ----------
              Total current assets                            1,672,000         1,615,000
                                                             ----------        ----------

Fixed Assets - net of accumulated
         depreciation and amortization (Note C)               1,075,000         1,410,000

Other Assets:

             Goodwill, net of accumulated
                amortization of $4,584,000 (1997) and
             $3,870,000 (1996)                                2,141,000         2,855,000

          Other                                                 190,000           180,000
                                                             ----------        ----------

                              Total Assets                   $5,078,000        $6,060,000
                                                             ==========        ==========







The accompanying notes to consolidated financial statements are an integral part of this statement.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY




                                                                            APRIL 30,
                                                               ---------------------------------
                                                                   1997                 1996
                                                               ------------         ------------
Current Liabilities:

         Accounts payable                                      $    673,000         $    697,000
         Accrued liabilities                                        713,000              770,000
         Current portion of long-term debt (Note D)               1,488,000            1,216,000
                                                               ------------         ------------
               Total current liabilities                          2,874,000            2,683,000

Long-term debt, less current portion (Note D)                            --            1,500,000

Commitments and Contingencies (Notes G and H)

Stockholders' Equity (Notes B and F):

         Common stock, $.01 par value, authorized
           25,000,000 shares, issued and
           outstanding 3,401,000 shares at
           April 30, 1997 and 1996                                   34,000               34,000

         Series A Convertible Preferred Stock,
           no par value, authorized
           5,000,000 shares, none issued and
           outstanding at April 30, 1997 and
           1996 (Note F)                                                 --                   --

         Additional paid-in capital                              13,175,000           13,175,000
           Deficit in retained earnings                         (11,005,000)         (11,332,000)
                                                               ------------         ------------
         Total stockholders' equity                               2,204,000            1,877,000
                                                               ------------         ------------
             Total Liabilities and Stockholders' Equity        $  5,078,000         $  6,060,000
                                                               ============         ============








 The accompanying notes to consolidated financial statements are an integral part of this statement.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                         YEAR ENDED APRIL 30,
                                                      ------------------------------------------------------
                                                           1997                1996                 1995
                                                      ------------         ------------         ------------
Sales                                                 $ 15,164,000         $ 15,257,000         $ 14,160,000

Costs and expenses:

       Cost of goods sold                               12,438,000           12,335,000           11,741,000
       Selling, general and administrative               1,113,000            1,014,000              946,000
       Legal  and litigation settlement                    130,000              157,000              221,000
       Depreciation                                        445,000              431,000              452,000
                                                      ------------         ------------         ------------
                                                         1,038,000            1,320,000              800,000
Other income (expenses):

       Interest expense                                     (2,000)             (43,000)            (657,000)
       Amortization of intangible assets                  (718,000)            (714,000)          (1,104,000)
       Write-down of goodwill (Note A)                          --                   --           (2,500,000)
       Other, net                                           30,000               30,000               46,000
                                                      ------------         ------------         ------------

Income (loss) before income taxes                          348,000              593,000           (3,415,000)

Income tax provision (Note E)                               21,000               16,000                4,000
                                                      ------------         ------------         ------------

Income (loss) before extraordinary item                    327,000              577,000           (3,419,000)

Extraordinary item:

      Gain from debt
       restructuring (Note B)                                   --                   --            2,540,000
                                                      ------------         ------------         ------------

Net Income (loss)                                     $    327,000         $    577,000         ($   879,000)
                                                      ============         ============         ============


Net Income (loss) per common share:

   Primary:
     Before extraordinary items                       $        .10         $        .20         ($     12.21)
     Extraordinary items                                        --                   --                 9.07
                                                      ------------         ------------         ------------


                                                      $        .10         $        .20         ($      3.14)
                                                      ============         ============         ============


  Fully-diluted                                       $        .10         $        .18         ($      3.14)
                                                      ============         ============         ============

Weighted average number of shares outstanding:

   Primary                                               3,401,000            2,931,000              280,000

   Fully-diluted                                         3,401,000            3,401,000              280,000

   The accompanying notes to consolidated financial statements are an integral part of this statement.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                      SERIES A CONVERTIBLE
                                  COMMON STOCK           PREFERRED STOCK         ADDITIONAL     DEFICIT IN
                              -------------------   -------------------------     PAID-IN        RETAINED
                                SHARES    AMOUNT      SHARES          AMOUNT      CAPITAL         EARNINGS        TOTAL
                              ---------   -------   ----------     ----------    -----------   ------------     ----------
Balance at April 30, 1994       280,000   $ 3,000         --      $      --      $10,853,000   $(11,030,000)   $  (174,000)

Series A Convertible
Preferred Stock issued
pursuant to private
placement                          --        --      1,000,000        714,000           --             --          714,000

Series A Convertible
Preferred Stock issued
pursuant to restructuring          --        --      1,223,556        980,000           --             --          980,000

Net loss                           --        --           --             --             --         (879,000)      (879,000)
                              ---------   -------   ----------    -----------    -----------   ------------    -----------
Balance at April 30, 1995       280,000     3,000    2,223,556      1,694,000     10,853,000    (11,909,000)       641,000

Conversion of Series A
Convertible Preferred Stock
into common stock             2,181,000    22,000   (2,223,556)    (1,694,000)     1,672,000           --             --

Common stock issued
pursuant to Rights Offering     244,000     2,000         --             --           77,000           --           79,000

Conversion of 9.75%
Convertible Subordinated
Notes                           696,000     7,000         --             --          573,000           --          580,000

Net Income                         --        --           --             --             --          577,000        577,000
                              ---------   -------   ----------    -----------    -----------   ------------    -----------
Balance at April 30, 1996     3,401,000    34,000         --             --       13,175,000    (11,332,000)     1,877,000

Net Income                         --        --           --             --             --          327,000        327,000
                              ---------   -------   ----------    -----------    -----------   ------------    -----------
Balance at April 30, 1997     3,401,000   $34,000         --             --      $13,175,000   $(11,005,000)   $ 2,204,000
                              =========   =======   ==========    ===========    ===========   ============    ===========









 The accompanying notes to consolidated financial statements are an integral part of this statement.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED APRIL 30,
                                                    -------------------------------------------
                                                        1997           1996            1995
                                                    -----------     -----------     -----------
 Cash flows from operating activities:
     Net Income (loss)                              $   327,000     $   577,000     $  (879,000)

     Adjustments to reconcile net income (loss)
         to cash provided by operations:
         Depreciation and amortization                1,163,000       1,145,000       1,613,000
         Write-down of goodwill                            --              --         2,500,000
         Gain from debt restructuring                      --              --        (2,540,000)

Changes in operating assets and liabilities:
        Restricted cash                                  25,000            --          (425,000)
        Accounts receivable, trade                      (24,000)         (5,000)        (13,000)
        Inventories                                     (25,000)          1,000         (11,000)
        Prepaid expenses                                (31,000)        (48,000)          2,000
        Accounts payable                                (24,000)         32,000         125,000
        Accrued interest                                   --           (27,000)           --
        Accrued liabilities                             (57,000)        114,000        (146,000)
                                                    -----------     -----------     -----------
Cash provided by operations                           1,354,000       1,789,000         226,000
                                                    -----------     -----------     -----------

Cash flows used in investing activities:

Increase in other assets                                (14,000)        (33,000)         (7,000)
 Additions to fixed assets                             (110,000)       (259,000)       (280,000)
                                                    -----------     -----------     -----------
Net cash used in investing activities                  (124,000)       (292,000)       (287,000)
                                                    -----------     -----------     -----------
Cash flows from financing activities:
     Principal payments on borrowing                 (1,228,000)     (1,242,000)     (1,595,000)
     Payment of contingent note and
       restructuring expenses                              --              --          (692,000)
     Borrowings representing accrued interest
       prior to restructuring                              --              --           570,000
     Proceeds from the sale of Series A
       Convertible Preferred Stock                         --              --           714,000
     Proceeds from issuance of 9.75% Convertible
       Subordinated Notes                                  --              --           783,000
    Redemption of 9.75% Convertible
       Subordinated Notes                                  --          (203,000)           --
    Net proceeds from Rights Offering                      --            79,000            --
                                                    -----------     -----------     -----------

  Net cash used in financing
    activities                                       (1,228,000)     (1,366,000)       (220,000)
                                                    ===========     ===========     ===========



 The accompanying notes to consolidated financial statements are an integral part of this statement.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                                           YEAR ENDED APRIL 30,
                                   ---------------------------------
                                     1997        1996        1995
                                   --------    --------    ---------
Net increase (decrease) in cash    $  2,000    $131,000    ($281,000)
Cash at beginning of period         624,000     493,000      774,000
                                   --------    --------    ---------
Cash at end of period              $626,000    $624,000    $ 493,000
                                   ========    ========    =========

        Supplemental disclosures of cash flow information:

        The Company incurred a capital lease obligation of $21,000 in connection with a lease agreement to acquire equipment during the year ended April 30, 1996.

        In connection with settlement of a contingent note payable, the Company recorded a $500,000 liability during the year ended April 30, 1995.



Cash paid during the year for:
    Interest                          $ 2,000        $70,000          --
                                      =======        =======        ======
    Income taxes                      $30,000        $ 2,000        $4,000
                                      =======        =======        ======














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

FISCAL YEAR

        The Company's fiscal year ends on April 30. The Company's restaurant operations are conducted through its wholly-owned subsidiary, Sea View Restaurants, Inc. ("Sea View"). Sea View's fiscal year is the 52 or 53 week period ending on the Thursday closest to April 30. Fiscal year 1997 ended on May 1, 1997 and contained 52 weeks. Fiscal year 1996 ended on May 2, 1996 and contained 53 weeks while fiscal year 1995 ended on April 27, 1995 and contained 52 weeks.

CONSOLIDATION

        The consolidated financial statements of California Beach Restaurants, Inc. and subsidiaries include the accounts of the parent company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

RESTRICTED CASH

        At April 30, 1997 and 1996, the Company had $475,000 and $500,000,
respectively, in restricted cash, primarily pursuant to a financial covenant of the Company's restructured bank loan (see Note B).

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

        In 1995 common stock equivalents and other potentially dilutive securities have been excluded from per share calculations as their effect would be antidilutive.

INTANGIBLE ASSETS

        Intangible assets are stated at cost and are being amortized as follows:

                                   TERM                        METHOD
                                 --------                 ---------------
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

STOCK-BASED COMPENSATION

        The Company has elected to continue to account for its stock-based compensation arrangements using the intrinsic value-based method prescribed by Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Management has determined that the effect of applying Financial Accounting Standards Board No. 123's fair value method to the Company's stock-based compensation plans results in net income that is not materially different from amounts reported under APB No. 25, since the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant and therefore no compensation expense is recognized.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

RECENT ACCOUNTING PRONOUNCEMENTS

        The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" effective with its fiscal year ending April 30, 1997. SFAS No. 121 requires an entity to review long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment losses are recognized when the carrying amount of the asset exceeds the estimated fair value of the asset. There was no impact on the Company as a result of implementing SFAS No. 121.

        In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Accounting for Earnings Per Share", which will be effective for the Company in fiscal 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and restate all prior periods. The impact of SFAS No. 128 is not expected to be material.

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

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

NOTE B - RESTRUCTURING OF SENIOR AND SUBORDINATED
         CONTINGENT DEBT AND PRIVATE PLACEMENT - CONTINUED

a senior secured note in the amount of $3,000,000, bearing interest at 12% per annum, and payable at varying monthly amounts through October 31, 1997, and a junior secured note in the amount of $400,000 accruing interest at 12% per annum with both interest and principal payable in a single lump sum on October 31, 1997. Interest to maturity on the senior secured and junior secured notes of $563,000 and $157,000, respectively has been included in the carrying value of such notes, in accordance with Financial Accounting Standards Board Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring", and will not be recognized as interest expense in current and future years. Such notes are guaranteed by the Company. As additional consideration for the debt restructuring, the Company issued to the bank,1,223,556 shares of a new issue Series A Convertible Preferred Stock ("Convertible Preferred Stock") that converted into 1,200,000 shares of common stock on May 1, 1995 upon the filing of a Certificate of Amendment to the Articles of Incorporation of the Company effecting a one for 33.286962 reverse stock split (constituting 30% of the combined voting power of all outstanding shares on a fully diluted basis). The bank is also entitled to two representatives on the Board of Directors of the Company until the restructured debt has been repaid or the bank has sold at least 25% of its stock holdings. Also, the bank will be entitled to participate in certain future equity offerings by the Company in order to maintain its percentage equity ownership and will be entitled to a prepayment of its restructured loan equal to 35% of the net proceeds of any such future equity offering by the Company. For the year ended April 30, 1995, the Company recognized an extraordinary gain of $2,540,000 on the bank debt restructuring and settlement of the Contingent Note. No tax expense or benefit was recognized from this transaction, as the resulting gain was not taxable.

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

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

NOTE C - FIXED ASSETS

Detail of the Company's fixed assets are listed below:

                                               APRIL 30,
                                     -------------------------------
                                         1997                1996
                                     -----------         -----------
Leasehold improvements               $ 2,754,000         $ 2,727,000
Furniture and equipment                  925,000             842,000
                                     -----------         -----------

                                       3,679,000           3,569,000
Less accumulated depreciation
  and amortization                    (2,604,000)         (2,159,000)
                                     -----------         -----------

                                     $ 1,075,000         $ 1,410,000
                                     ===========         ===========

NOTE D - LONG-TERM DEBT

Long-term debt consists of the following:

                                                        APRIL 30,
                                             -------------------------------
                                                 1997                1996
                                             -----------         -----------

 Notes payable to bank, payable monthly
  in varying amounts through October
  1997, including accrued
  interest through the term of the debt      $ 1,488,000         $ 2,704,000

Capitalized lease obligation, payable
  monthly through March 1998
  with interest at 10.5%                            --                12,000

Less current portion                          (1,488,000)         (1,216,000)
                                             -----------         -----------
                                             $      --           $ 1,500,000
                                             ===========         ===========

        During 1990 Sea View entered into a loan agreement with a bank in connection with the acquisition of its restaurant operations. On December 22, 1994 Sea View completed a restructuring of its bank debt and entered into an Amended and Restated Loan Agreement ("Amended Loan") (See Note B). The Amended Loan included a senior secured note in the principal amount of $3,000,000, bearing interest at 12% per annum, and payable at varying monthly amounts through October 31, 1997, ($176,000 in fiscal 1995, $874,000 in fiscal 1996,
$1,050,000 in fiscal 1997 and $900,000 in fiscal 1998), and a junior secured note in the amount of $400,000 accruing interest at 12% per annum with both interest and principal payable in a single lump sum on October 31, 1997. Interest to maturity on the senior secured and junior secured notes of $563,000 and $157,000, respectively was included in the carrying value of such notes, in accordance with Financial Accounting Standards Board Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring," and will not be recognized as interest expense in current and future years. At April 30, 1997, the balance of the senior secured note was $931,000, including $31,000 of future interest costs and the balance on the junior secured note was $557,000, including $30,000 of future interest costs. At April 30, 1996, the balance of the senior secured note was $2,147,000, including $199,000 of future interest costs and the balance on the junior secured note was $557,000, including $87,000 of future interest costs.

              CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

        The Amended Loan requires that Sea View must meet certain financial covenants and restricts capital expenditures, payment of dividends, repurchases of common stock, acquisitions or mergers, disposition of property and the ability to incur or assume additional indebtedness.



NOTE E - INCOME TAXES

        The provision for income taxes consists of the following:

                              YEAR ENDED APRIL 30,
                 --------------------------------------------
                      1997            1996             1995
                 ------------        -------        ----------
Current:
  Federal        $      2,000        $12,000        $     --
  State                19,000          4,000             4,000
                 ------------        -------        ----------
                 $     21,000        $16,000        $    4,000
                 ============        =======        ==========

Deferred:
  Federal        $       --          $  --          $     --
  State                  --             --                --
                 ------------        -------        ----------
                 $       --          $  --          $     --
                 ============        =======        ==========


        As of April 30, 1997, the Company has available for federal income tax purposes net operating loss carryovers available to offset certain future taxable income of approximately $5,588,000 and state net operating loss carryovers of approximately $1,145,000 which expire from 1998 through 2010.

        During the year ended April 30, 1990, two changes in control of the Company occurred. As a result, $2,025,000 of net operating losses which expire through 2001 are subject to certain restrictions which limit their future use to approximately $181,000 per year. As a result of the limitation, approximately $514,000 of the net operating loss carryforward may expire without any utilization. The restructuring transactions described in Note B also resulted in a change of control as of December 22, 1994. As a result of changes in control in prior years, net operating losses of $3,875,000 which expire from 2006 through 2010 are subject to certain restrictions which limit their future use to approximately $277,000 per year. As a result of this limitation, approximately $997,000 of these net operating loss carryforwards may expire without any utilization.

        The restructuring transactions described in Note B qualified for the Stock-for-Debt exception in Internal Revenue Code Section 108. Accordingly, the cancellation of debt income amount was not taxable for income tax purposes.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

        The effective income tax rate on income (loss) varied from the statutory federal income tax rate as follows:

                                              1997         1996           1995
                                             ------       ------        -------
Statutory federal rate                         35.0%        35.0%       (35.0%)
Increase (decrease):
  State income taxes, net of
    federal tax benefit                         5.5           .7           .5
  Reduction in valuation reserve as a
    result of the utilization of net
    operating loss carryforwards              (35.0)       (35.0)         --
  Alternative Minimum Tax                        .5          2.0          --
  Operating losses which resulted in
    no current Federal tax benefit              --           --          35.0
                                             ------       ------       ------
Effective income tax rate                       6.0%         2.7%          .5%
                                             ======       ======       ======

        As of April 30, 1997 and 1996, the tax effect of the net operating loss carryforwards and net deferred tax assets, for which a 100% valuation allowance has been provided and which have not been recognized in the Company's financial statements, are as follows:

                                                1997                1996
                                            -----------         -----------

    Depreciation and amortization           $ 1,568,000         $ 1,518,000

    Nondeductible accruals                       49,000              27,000
    Net operating loss carryforwards          2,025,000           2,100,000
                                            -----------         -----------
      Total deferred assets                   3,642,000           3,645,000
                                            -----------         -----------
    Valuation allowance                      (3,642,000)         (3,645,000)
                                            -----------         -----------
      Net deferred assets                   $      --           $      --
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

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

NOTE F - STOCKHOLDERS' EQUITY - CONTINUED


        The following schedule summarizes the changes in stock options for the three years ended April 30, 1997 under the plans:


                                                                      WEIGHTED
                                                                      AVERAGE
                                       NUMBER OF     EXERCISE         EXERCISE
                                        OPTIONS        PRICE           PRICE
                                       --------     ------------       -----
Outstanding at April 30, 1994            39,600     $4.99-$33.29       $5.35

          Granted                       590,000              .83         .83
          Cancelled                     (39,100)            4.99        4.99
          Exercised                        --               --           --
                                       --------     ------------       -----
Outstanding at April 30, 1995           590,500     $ .83-$33.29       $ .86

        Granted                          30,000              .83         .83
        Cancelled                       (41,000)             .83         .83
        Exercised                          --                            --
                                       --------     ------------       -----
Outstanding at April 30, 1996           579,500      $.83-$33.29       $ .86

        Granted                            --               --          --
        Cancelled                       (40,500)       .83-33.29        1.23
        Exercised                          --               --          --
                                       --------     ------------       -----
 Outstanding at April 30, 1997          539,000     $        .83       $ .83
                                       ========     ============       =====
  Exercisable at April 30, 1997         446,700     $        .83       $ .83
                                       ========     ============       =====

        The weighted average remaining contractual life of these options is eight years.

        Pursuant to an existing Registration Rights Agreement, if the Company registers any class of equity security under the Securities Act of 1933, certain investors with a certain minimum number of shares of the Company's common stock, individually or in aggregate, can request that their shares be included in such registration.

        Pursuant to the terms of certain stock purchase agreements relating to the Company's December 1994 private placement, investors together with the bank, holding at least 20% of the common stock into which the Convertible Preferred Stock was converted have two demand registration rights to require the Company to register such shares for resale under the Securities Act of 1933 for resale to the public. Such investors, together with the bank, will also be entitled to certain incidental registration rights. The Company will pay the expenses in connection with any such incidental registrations and two such demand registrations. In December 1995, the Company effected a registation for resale of 3,004,282 shares on behalf of certain shareholders. No shares were sold pursuant to such registration statement.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

NOTE G - LEASES

        The Company leases restaurant and office facilities under various non-cancelable operating leases with remaining terms ranging from one to nine years. The terms of certain of the leases require additional rental payments based on a percentage of the restaurants' sales in excess of a minimum amount. Total amounts charged to rent expense under the Company's operating leases for the three years ended April 30, 1997 are summarized below:

                                   1997         1996          1995
                               ----------    ----------    ----------
Restaurants:
Fixed minimum rentals          $  630,000    $  630,000    $  630,000
Percentage rentals                636,000       606,000       521,000

Other fixed minimum rentals        70,000        70,000        70,000
                               ----------    ----------    ----------
Total                          $1,336,000    $1,306,000    $1,221,000
                               ==========    ==========    ==========


        The parking lot for the Company's Gladstone's 4 Fish restaurant is operated by a parking operator pursuant to a management agreement whereby the Company pays a monthly fee for the operation of the parking facility. The Company receives all revenues and pays all operating expenses under this arrangement. During fiscal 1997, 1996 and 1995 the Company received $151,000, $163,000 and $150,000, respectively pursuant to this arrangement, net of all expenses (except rent). These amounts have been recorded as a reduction to cost of goods sold.


Aggregate minimum annual rental commitments at April 30, 1997 were as follows:

                Year Ending April 30,
                ---------------------
                      1998                     $  422,000
                      1999                        150,000
                      2000                        150,000
                      2001                        150,000
                      2002                        150,000
                      Thereafter                  400,000
                                               ----------
                                               $1,422,000
                                               ==========


        Sea View operates Gladstone's pursuant to a concession agreement with the County of Los Angeles ("County") which expires October 31, 1997. The County's standard operating procedure for contracts in excess of a certain minimum length or dollar value is to distribute a request for proposal seeking bids prior to entering into new agreements. In March 1997 the County completed the bid process and announced their intention to enter into formal negotiations with Gladstone's for a twenty year concession agreement, subject to approval by the County Board of Supervisors. On April 15, 1997 the Board of Supervisors unanimously approved the recommendation to enter into formal negotiations with Gladstone's.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

NOTE G - LEASES - CONTINUED

        Sea View and the County are currently negotiating a new twenty year concession agreement which will commence on November 1, 1997. Based on Sea View's bid, it is anticipated that the new agreement will include minimum annual rental payments of $1,750,000, an increase of approximately $600,000 over rents paid in fiscal 1997. Percentage rents based on 10% of food sales and 12% of the sales of alcoholic beverages, merchandise and parking lot revenue will be payable to the extent the percent rents exceed the minimum annual rents. Sea View also expects that the agreement will require significant renovation to the restaurant but will provide for reduced minimum rents during the period when renovations are undertaken. This reduced rental period will not exceed six months. The new agreement will also require Sea View to post a $2,000,000 letter of credit in favor of the County, as a security deposit. The County may draw upon the letter of credit if Gladstone's fails to pay rent as it comes due. The letter of credit will be reduced as Sea View reaches certain net worth levels.


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

        The Company's Board of Directors has approved a bonus arrangement for Messrs. Redhead and Segal that is contingent upon (i) execution of a new concession agreement for Gladstone's for a minimum of ten years, on terms acceptable to the Board of Directors, and (ii) the repayment in full of the Company's current debt obligations to Bank of America. Mr. Redhead's bonus will be 1.25 times his annual salary and Mr. Segal's bonus will be 1.0 times his annual salary. The payment of such bonuses, if earned, is subject to the Board's determination that adequate cash resources exist for such payment. The Company has not recorded any expense related to these bonuses as of April 30, 1997, due to the contingent nature of such obligation.

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

SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES


CONDENSED BALANCE SHEETS


                                                         APRIL 30,
                                               ----------------------------
                                                  1997              1996
                                               ----------        ----------
ASSETS

CURRENT ASSETS

      Cash                                     $  298,000        $  300,000
      Due from affiliates                         845,000           833,000
                                               ----------        ----------
        Total current assets                    1,143,000         1,133,000

INVESTMENT IN WHOLLY-OWNED SUBSIDIARIES         1,904,000         1,566,000
                                               ----------        ----------
                                               $3,047,000        $2,699,000
                                               ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                            $  843,000        $  822,000

STOCKHOLDERS' EQUITY                            2,204,000         1,877,000
                                               ----------        ----------
                                               $3,047,000        $2,699,000
                                               ==========        ==========






                  See notes to condensed financial statements.

      SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONT.

CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES


CONDENSED STATEMENTS OF OPERATIONS


                                               YEAR ENDED APRIL 30,
                                       -----------------------------------------
                                          1997           1996           1995
                                       ---------      ---------       ---------
Sales                                  $    --        $    --         $    --

Costs and Expenses:

  Selling, general and
    administrative (Note B)                 --             --              --
                                       ---------      ---------       ---------
                                            --             --              --

  Interest expense                          --          (38,000)        (27,000)
  Other Income                            10,000         10,000           7,000
                                       ---------      ---------       ---------
Income (loss) before income taxes
  and equity in net loss of
  subsidiaries                            10,000        (28,000)        (20,000)

Income tax provision(Note C)              21,000         16,000           4,000
Equity in net income (loss)
  of subsidiaries                        338,000        621,000        (855,000)
                                       ---------      ---------       ---------
Net income (loss)                      $ 327,000      $ 577,000       ($879,000)
                                       =========      =========       =========



                  See notes to condensed financial statements.

      SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONT.

CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES


CONDENSED STATEMENTS OF CASH FLOWS


                                                                     YEAR ENDED APRIL 30,
                                                     ---------------------------------------------------
                                                         1997                1996                1995
                                                     -----------         -----------         -----------
CASH FLOWS FROM OPERATING
  ACTIVITIES:

  Net Income (loss)                                  $   327,000         $   577,000         ($  879,000)

  Adjustments to reconcile net Income
   (loss) to cash provided by (used in)
   operations:


  Equity in (income) loss of subsidiaries               (338,000)           (621,000)            855,000

Changes in assets and liabilities:

  Accrued liabilities                                     21,000             (11,000)             27,000
  Due to (from) affiliates                               (12,000)            189,000          (1,467,000)
                                                     -----------         -----------         -----------

  Cash provided by (used in) operations                   (2,000)            134,000          (1,464,000)

FINANCING ACTIVITIES:

  Proceeds from the sale of Convertible
     Preferred Stock                                        --                  --               714,000
  Proceeds from issuance of Convertible Notes               --                  --               783,000
 Net proceeds from Rights Offering                          --                79,000                --
 Redemption of Convertible Notes                            --              (203,000)               --
                                                     -----------         -----------         -----------
  Cash provided by financing activities                     --              (124,000)          1,497,000
                                                     -----------         -----------         -----------
Increase (Decrease) in cash                               (2,000)             10,000              33,000

Cash at beginning of period                              300,000             290,000             257,000
                                                     -----------         -----------         -----------
Cash at end of period                                $   298,000         $   300,000         $   290,000
                                                     ===========         ===========         ===========








                  See notes to condensed financial statements.

SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONT.

CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES



NOTES TO CONDENSED FINANCIAL STATEMENTS



NOTE A -- ACCOUNTING POLICIES


In the parent company - only financial statements, the Company's investment in its wholly-owned subsidiaries is stated at cost adjusted for equity in undistributed income and losses of the subsidiaries since date of acquisition. Net undistributed losses aggregated $3,909,000 at April 30, 1997. Parent company
- only financial statements should be read in conjunction with the Company's consolidated financial statements.


NOTE B -- SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The Company allocates indirect corporate selling, general and administrative expenses to each subsidiary based on the revenues generated by that subsidiary. All revenues were generated by Sea View Restaurants, Inc. for the three years ended April 30, 1997 thus no indirect selling, general and administrative expenses were allocated to the parent company.


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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Los Angeles, in the State of California, on July 24, 1997.

                                 CALIFORNIA BEACH RESTAURANTS, INC.

                                 By:Alan Redhead
                                    -----------------------------------------
                                    Alan Redhead, Chief Executive Officer

                                    Mark E. Segal
                                    -----------------------------------------
                                    Mark E. Segal, Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE                                   TITLE                                         DATE
---------                                   -----                                         ----

Alan Redhead                                Chairman of the Board,Chief                   July 24, 1997
------------------------------------         Executive Officer and Director
Alan Redhead                                 (Principal Executive Officer)


Mark E. Segal                               Vice President-Finance                        July  24, 1997
------------------------------------          Chief Financial Officer and
Mark E. Segal                                 Secretary (Principal Financial and
                                              Accounting Officer)


J. Christopher Lewis                        Director                                      July 24, 1997
------------------------------------
J. Christopher Lewis


Jefferson W. Asher, Jr.                     Director                                      July  24, 1997
------------------------------------
Jefferson W. Asher, Jr.


Scott C. Dew                                Director                                      July 24, 1997
------------------------------------
Scott C. Dew


Faisal Shah                                 Director                                      July 24, 1997
------------------------------------
Faisal Shah


George Nicolais                             Director                                      July 24, 1997
------------------------------------
George Nicolais


Barry A. Chase                              Director                                      July 24, 1997
------------------------------------
Barry A. Chase

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

 3.2     By-Laws, as amended to-date(15)

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

10.18    Amendment to Registration Rights Agreement dated as of February 25,
         1991 among Registrant, California Beach Capital, Inc., Robert J.
         Morris, Richard S. Stevens, Sand and Sea Partners, Sea Fair Partners,
         W.R. Grace & Co., Eli Broad, Cushman/Sea View Partners and Cushman
         K/Sea View Partners. (A)

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

10.31    Amendment number 6 to concession agreement number 31923 for Will Rogers
         State Beach Park Restaurant(10)

10.32 Executive employment agreement dated as of May 21, 1993 between the Registrant and Alan Redhead(10)*

10.33 Executive employment agreement dated as of May 21, 1993 between the Registrant and Mark E. Segal(10)*

10.40    Amended and Restated Loan Agreement dated as of December 22,1994 between Sea View Restaurants, Inc. and Bank of America NT &SA(13)


ITEM                                                                                              SEQUENTIALLY
NUMBER   DESCRIPTION                                                                              NUMBERED PAGE
------   -----------                                                                              -------------

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

10.47    California Beach Restaurants, Inc. Omnibus Stock Plan(A)*

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

10.54    Amendment to Stock Purchase Agreement dated as of August 1, 1995 between the Registrant and Bank of America NT & SA (16)

10.55 Amendment No. 1 to executive employment agreement of Mark E. Segal, dated April 30, 1996 (17) *

10.56    Commitment Letter - Finova Capital Corporation re: $3,000,000 Secured
         Credit Facility (18)

21.1     Subsidiaries of the Registrant (15)

23.1     Consent of Ernst & Young LLP             (A)

27.0     Financial Data Schedule                  (A)

------------------

(A)      FILED HEREWITH ELECTRONICALLY

 (4)     Previously filed with Form 8-K filed April 27, 1990.**

 (5) Previously filed with Form 10-K for the fiscal year ended April 30, 1990.**

 (7) Previously filed with Form 10-Q for the quarter ended January 31, 1991.**

 (9)     Previously filed with Form 8-K filed April 28, 1992.**

(10) Previously filed with Form 10-K for the fiscal year ended April 30, 1993.**

(13)     Previously filed with Form 8-K filed January 18, 1995.**

(15) Previously filed with Form 10-K for the fiscal year ended April 30, 1995.**

(16) Previously filed with Form S-1 on August 4, 1995, Registration No. 33-95240.**

(17) Previously filed with Form 10-K for the fiscal year ended April 30, 1996.**

(18) Previously filed with Form 10-Q for the quarter ended January 31, 1997.**

         *This is a management contract or compensatory plan or arrangement.

         **All filings were made at the Commission's office in Washington D.C.;
           The Registrant's SEC file number is 0-12226.