Form 10-K/A
period 1997-04-30
CALIFORNIA BEACH RESTAURANTS INC
filed 1997-08-26
CIK 738274

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-K/A
                                (Amendment No. 1)
(Mark One)

[ X ]   Annual Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

        For the fiscal year ended April 30, 1997
                      or
[    ]  Transition Report Pursuant to Section 13 or 15(d) of
        the Securities Exchange Act of 1934
        For the transition period from ______ to _______

Commission File No. 0-12226

                       CALIFORNIA BEACH RESTAURANTS, INC.
             (Exact name of registrant as specified in its charter)

          California                                95-2693503
       (state or other                            (IRS Employer
       jurisdiction of                          Identification No.)
       incorporation or
        organization)

   17383 Sunset Boulevard, Suite 140
     Pacific Palisades, California                              90272
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

                                 Yes X    No
                                     -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant based upon the average bid price in the over-the-counter market on August 11, 1995 (the date of the last posted quote) was approximately $12,144.

The number of outstanding shares of the Registrant's Common Stock as of July 15, 1997 was 3,400,975.

Documents incorporated by reference:        None

                                    PART III



ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                 The directors of the Registrant are as follows:

Name                                   Age        Title
----                                   ---        -----
Alan Redhead                           54         Chairman of the Board,
                                                  President, Chief Executive
                                                  Officer
J. Christopher Lewis                   41         Director
Jefferson W. Asher, Jr.                72         Director
Scott C. Dew                           39         Director
George Nicolais                        53         Director
Faisal Shah                            36         Director
Barry A. Chase                         41         Director


               The executive officers of the Registrant are Mr. Redhead and Mark
E. Segal, age 38, Vice President - Finance, Chief Financial Officer and Secretary. Directors hold office until their term of office expires and their successors are elected and qualified. Executive officers serve at the discretion of the Board of Directors.

               Alan Redhead joined the Registrant in June 1992 as its Chief Executive Officer ("CEO") and as a member of its Board of Directors and executive committee. Mr. Redhead resigned as a member of the Board of Directors and the Executive Committee in November 1992. Mr. Redhead subsequently re-joined the Board of Directors in September 1993. He became Chairman of the Board in March 1995. From 1986 to 1992, Mr. Redhead was involved in various restaurant businesses and a non-profit organization. From 1974 to 1986 Mr. Redhead was with Hungry Tiger, Inc., including 7 years as its CEO. Hungry Tiger Inc. owned and operated Hungry Tiger Restaurants, Breakers Seafood Restaurants, Castagnola's Lobster House and the restaurant and catering operations at the Los Angeles Music Center.

               J. Christopher Lewis, a director of the Registrant since June 29, 1990 and a member of its Stock Plan and Compensation Committees, has been associated with Riordan, Lewis and Haden, a venture capital firm, for the past twelve years. He is currently a director of Tetra Tech, Inc., Data Processing Resources Corporation and PIA Merchandising Co. Inc. and several privately-held companies.

               Jefferson W. Asher, Jr. joined the Registrant as a member of the Board of Directors on November 23, 1992 and is a member of its Audit Committee. Mr. Asher has spent over twenty years as an independent management consultant and has served as an advisor to several private companies. Mr. Asher is also a member of the Board of Directors of Baldor Electric Company, a New York Stock Exchange manufacturer of industrial electric motors and drives.

               Scott C. Dew joined the Registrant as a member of the Board of Directors on March 13, 1995 and is a member of its Stock Plan and Compensation Committees. Since June 1995, Mr. Dew has been General Counsel for Rubin-Pachulski Properties, Inc., a real estate investment firm. From 1985 to June 1995, Mr. Dew was an attorney with the law firm of Levene & Eisenberg, P.C.

               George Nicolais joined the Registrant as a member of the Board of Directors on April 28, 1995 and is a member of the Audit Committee. Mr. Nicolais was nominated for election to the Board of Directors at the request of the Bank of America National Trust and Savings Association (the "Bank"), pursuant to the exercise of its contractual rights with the Registrant. See "Certain Relationships and Related Transactions--December 1994 Private Placement and Debt Restructurings." Mr. Nicolais has been President of George Nicolais & Associates, Inc., a firm providing financial advisory and management consulting services, since 1976.

               Faisal Shah joined the Registrant as a member of the Board of Directors on May 6, 1996, at the request of the Bank, pursuant to the exercise of its contractual rights with the Registrant. See "Certain Relationships and Related Transactions--December 1994 Private Placement and Debt Restructurings." Mr. Shah is a partner at the law firm of Pillsbury Madison & Sutro LLP, a firm he joined in 1986.

               Barry A. Chase joined the Registrant as a member of the Board of Directors on April 28, 1995 and is a member of the Audit Committee. Mr. Chase was nominated for election to the Board of Directors at the request of John C. Cushman, III, pursuant to the exercise of Mr. Cushman's contractual rights with the Registrant. See "Certain Relationships and Related Transactions--December 1994 Private Placement and Debt Restructurings." Mr. Chase was a consultant to Cushman Equities Corporation from 1990 to 1991 and was President of such corporation and Cushman Energy Corporation from 1991 until February 1996. From 1993 until 1996, he was also President of Cushman Investment and Development Corporation, a real estate developer. In January 1997, Mr. Chase became President of Asset Recovery Solutions, a barter company that assists companies in disposing of excess or distressed real estate assets in exchange for media advertising or travel credits.

               Mark E. Segal joined the Registrant in July 1991 as Vice President - Finance and Chief Financial Officer. From October 1987 through June 1991, Mr. Segal was Vice President Finance of Martin Lawrence Limited Editions, Inc., a New York Stock Exchange retailer and wholesaler of fine art. From January 1984 through September 1987 Mr. Segal was Controller and Assistant Treasurer for Orange Julius International, Inc. He is a Certified Public Accountant and spent four years with the international accounting firm of KPMG-Peat Marwick.

               None of the officers and directors of the Registrant is related to any other officer or director of the Registrant.

               During the year ended April 30, 1997, the Registrant paid Board of Directors fees of $500 per meeting attended for each outside Board member.

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

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Under the securities laws of the United States, the Registrant's directors, its executive (and certain other) officers, and any persons holding more than ten percent of the Common Stock are required to report their ownership of the Common Stock and any changes in that ownership to the Securities and Exchange Commission ("Commission"). Specific due dates for these reports have been established and the Registrant is required to report in this document any failure to file by these dates during the fiscal year ended April 30, 1997. All of these filing requirements were satisfied by its directors, officers and ten percent holders, except that Jefferson W. Asher, Jr., a director of the Registrant, filed late one Form 4 reporting his acquisition of shares of Common Stock. In making these statements, the Registrant has relied on the written representations of its directors, officers and its ten percent holders and copies of the reports that they have filed with the Commission.


ITEM 11 EXECUTIVE COMPENSATION

        The following summary compensation table sets forth certain summary compensation information concerning the Registrant's executive officers for the three most recent fiscal years:

                           SUMMARY COMPENSATION TABLE



                                                                           Long Term
                                                                         Compensation
                                                                            Awards
                                                                            ------
                                             Annual Compensation (1)
                                             -----------------------

                                                                          Securities
        Name and               Fiscal                                     Underlying
        Principal Position     Year       Salary($)     Bonus($)        Options/SARs(#)
        ------------------     ------      ---------     --------        ----------------

        Alan Redhead,          1997        $  215,700         --                 --
        Chairman of the        1996           212,000      $30,894               --
        Board, President and   1995           207,000         --            335,000
        Chief Executive
        Officer
        Mark E. Segal, Vice    1997        $  114,000         --                 --
        President--Finance,    1996           112,000      $21,214               --
        Chief Financial        1995           111,000         --            110,000
        Officer and Secretary


Option Grants in Last Fiscal Year

               The following sets forth certain information concerning individual grants of stock options during the fiscal year ended April 30, 1997 to each of the Registrant's executive officers. No SARs were granted in the fiscal year ended April 30, 1997:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR


                               Number of        % of Total
                              Securities       Options/SARs
                              Underlying        Granted to        Exercise or
      Name                   Options/SARs      Employees in       Base Price
      ----                    Granted(#)        Fiscal Year        ($/Share)      Expiration Date
                             ------------      -------------      -----------     ---------------
      Alan Redhead               None               N/A               N/A               N/A
      Mark E. Segal              None               N/A               N/A               N/A


Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option
Values

        No options were exercised in the fiscal year ended April 30, 1997. The following table sets forth certain information concerning executive officers and the aggregated fiscal year-end value of the unexercised options of each of the named executive officers.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION/SAR VALUES


                                            Number of Securities
                  Shares                   Underlying Unexercised        Value of Unexercised
                  Acquired on   Value      Options/SARs at Fiscal      In the Money Options/SARs
                  Exercise(#) Realized($)       Year-End (#)           at Fiscal Year-End ($)(1)
                  ----------- -----------     --------------           -------------------------

    Name                                 Exercisable   Unexercisable   Exercisable    Unexercisable
    ----                                 -----------   -------------   -----------    -------------

    Alan Redhead     None        $--          279,167        55,833       $ --            $ --

    Mark E. Segal    None        $--           91,667        18,333       $ --            $ --

1) Market value of underlying securities at year-end, minus the exercise or base price of "in the money" options.


Other Compensation Agreements

        Effective May 21, 1993, the Registrant entered into employment agreements with Messrs. Redhead and Segal. These employment agreements set forth certain of the terms of employment for each of these individuals, including the right to receive nine months' salary as severance pay upon (i) termination of employment without cause (as defined below) or (ii) resignation for good reason (as defined below). The term of Mr. Redhead's agreement was four years, expiring May 21, 1997, and provided for a base salary of $200,000, subject to annual cost of living adjustments. His current salary is $210,000. Mr. Segal's original agreement was for three years, expiring May 21, 1996, and provided for a base salary of $103,000, subject to annual cost of living adjustments. In April 1996, Mr. Segal's agreement was extended for one year. His current salary is $108,000. Currently, neither Mr. Redhead nor Mr. Segal is operating under an employment agreement.

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

        In recognition of their past services, including efforts during the Registrant's debt restructuring, the Board of Directors has agreed to pay (i) Mr. Redhead a cash bonus equal to 125% of his base annual salary and (ii) Mr. Segal a cash bonus equal to 100% of his base annual salary in the event the Registrant extends its concession agreement with the County of Los Angeles for its Gladstone's 4 Fish restaurant for a minimum of 10 years on terms acceptable to the Board of Directors, the recipient is employed by the Registrant as of such date, the Registrant's current debt obligations to the Bank have been repaid in full, and the Registrant has available cash resources.

The Omnibus Stock Plan

        The Omnibus Stock Plan (the "Plan") was adopted by the Board of Directors in March 1995 and was approved by the shareholders of the Registrant on April 28, 1995. The Plan provides for the issuance of a maximum of 1,000,000 shares of Common Stock. The Plan provides for the issuance of stock options, stock appreciation rights, restricted stock and other awards (collectively "awards").

        The shares awarded shall be authorized but unissued shares. If an award granted under the Plan expires, terminates or lapses for any reason, without the issuance of shares of Common Stock thereunder, or if the Registrant receives any shares of Common Stock as the exercise price of any award, such shares shall again be available under the Plan.

        Under the Plan, options or awards granted and outstanding as of the date the Plan terminates are not affected or impaired by such termination. In the event of a merger, consolidation, reorganization, recapitalization, spin-off, stock dividend or stock split, or combination or other increase or reduction in the number of issued shares of Common Stock, or extraordinary cash dividend or any other similar event, the Board of Directors or the Committee (as defined herein) may, in order to prevent the dilution or enlargement of rights under awards, make such adjustments in the number and type of shares covered by, or with respect to which payments are measured under, outstanding awards and the exercise prices specified therein as may be determined to be appropriate and equitable. The Committee may provide in the agreement evidencing any award for adjustments to such award in order to prevent the dilution or enlargement of rights thereunder or to provide for acceleration of benefits thereunder in the event of a change in control, merger, consolidation, reorganization, recapitalization, sale or exchange of substantially all assets or dissolution of, or spinoff or similar transaction by, the Registrant.

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

        The Plan is not subject to the Employee Retirement Income Security Act of 1974. The Plan is not qualified under Section 401(a) of the Code.

        Participants in the Plan are selected by the Stock Plan Committee of the Board of Directors (the "Committee") which administers the Plan. The Plan contemplates that awards will be granted to key employees, to directors and to consultants, and that participants will be such employees or directors of or consultants to the Registrant and its affiliates, including officers of the Registrant, as from time to time are designated as such by the Committee. The Plan requires that the Committee consist of at least two directors of the Registrant who are "non-employee directors" as such term is used in Rule 16b-3 under the Exchange Act. Members of the Committee are selected by and serve at the pleasure of the Board of Directors. Each member of the Committee is a director of the Registrant. Under the Plan and subject to the limitations thereunder, the Committee is authorized:

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

        In addition, the Plan authorizes the Committee to grant stock appreciation rights ("SAR"). No SARs have been granted under the Plan.

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

        On August 1, 1995, the Registrant and the Bank entered into an amendment to stock purchase agreement under which the Registrant agreed to issue the Bank securities equivalent in form if more than 600,000 shares of Common Stock in the aggregate are issued by the Registrant under the Plan or other similar plan, or otherwise, to directors, officers, employees, consultants, or other persons providing services to the Registrant for so long as the Bank or its permitted successor holds not less than 75% of the shares of Common Stock currently held by the Bank. Until August 1, 1996, the Bank would pay only nominal consideration for any stock issued pursuant to the amendment, and thereafter would, with certain exceptions, pay the same consideration as provided in any such issuances of shares in excess of the 600,000 share amount. See "Certain Relationships and Related Transactions--December 1994 Private Placement and Debt Restructurings."


ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               The following tables set forth information as to the shares of the Common Stock owned as of August 1, 1997 by (i) each person known to the Registrant to be the beneficial owner of more than five percent of the Common Stock, (ii) each director, (iii) each executive officer named in the summary compensation table, and (iv) all directors and executive officers of the Registrant as a group. Unless otherwise indicated in the footnotes following the table, the persons as to whom the information is given had sole voting and investment power over the shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.



Name and Address of                           Amount of Beneficial Ownership(1)
Beneficial Owners                                No. Shares          % Ownership*
-----------------                                ----------          ------------

Bank of America National Trust and Savings           1,200,000            35.3%
Association
555 California Street, 18th Floor
Department 15027
San Francisco, CA 94104

Eli Broad                                              228,345            6.7%
1999 Avenue of the Stars, Suite 3170
Los Angeles, CA 90067

Sand and Sea Partners(2)                               302,478            8.9%
300 S. Grand Avenue, 29th Floor
Los Angeles, CA 90071

Sea Fair Partners(2)                                   332,478            9.8%
300 South Grand Avenue, 29th Floor
Los Angeles, CA 90071

J. Christopher Lewis (2)                               634,956            18.7%
300 South Grand Avenue, 29th Floor
Los Angeles, CA 90071

Alan Redhead                                        652,683(3)            17.6%
California Beach Restaurants, Inc.
17383 Sunset Boulevard, Suite 140
Pacific Palisades, CA 90272

Name and Address of                           Amount of Beneficial Ownership(1)
Beneficial Owners                                No. Shares          % Ownership*
-----------------                                ----------          ------------

Jefferson W. Asher, Jr.                              59,333(4)            1.7%
4118 Stansbury Avenue
Sherman Oaks, CA 91423

Mark E. Segal                                       139,233(5)            4.0%
California Beach Restaurants, Inc.
17383 Sunset Boulevard, Suite 140
Pacific Palisades, CA 90272

Scott C. Dew                                                 0             0%
10351 Santa Monica Boulevard, Suite 410
Los Angeles, CA 90025

George Nicolais                                          0 (6)             0%
George Nicolais &  Associates, Inc.
3452 East Foothill Blvd.
Pasadena, CA 91107

Faisal Shah                                              0 (6)             0%
725 S. Figueroa Street, Suite 1200
Los Angeles, CA 90017

Barry A. Chase                                      17,571 (7)              *
Asset Recovery Solutions
100 Wilshire Boulevard, Suite 2020
Santa Monica, CA 90401

John C. Cushman III (8)                                268,894            7.9%
601 S. Figueroa Street, 47th Floor
Los Angeles, CA 90017-5752

All directors and executive officers as a         1,503,776(9)            39.2%
group (8 persons)


*       Denotes holdings of less than 1%.

(1) The number of shares and percentages in these columns are based on 3,400,975 shares of Common Stock outstanding.

(2) J. Christopher Lewis, a director of the Registrant, is the general partner and a limited partner of Sand and Sea Partners and Sea Fair Partners, which together own 634,956 shares of Common Stock. Mr. Lewis disclaims beneficial ownership of the shares owned by such partnerships, except with respect to (i) 25,268 shares which represent a limited partnership interest in each partnership of approximately 3.8% and (ii) an additional undetermined number of such shares by virtue of his rights as a general partner under the limited partnership agreement. As general partner of such partnership, Mr. Lewis may have the power to direct the voting or disposition of such shares and therefore may be deemed to beneficially own all the shares held by such partnerships.

(3) Includes currently exercisable options to purchase 307,083 shares of Common Stock issued under the Omnibus Stock Plan.

(4) Includes currently exercisable options to purchase 29,333 shares of Common Stock issued under the Omnibus Stock Plan.

(5) Includes currently exercisable options to purchase 100,833 shares of Common Stock issued under the Omnibus Stock Plan.

(6) Does not include 1,200,000 shares of Common Stock owned by the Bank. Messrs. Nicolais and Shah were nominated for election to the Board of Directors of the Registrant at the request of the Bank pursuant to the exercise of its contractual rights with the Registrant. See "Certain Relationships and Related Transactions--December 1994 Private Placement and Debt Restructurings." Messrs. Nicolais and Shah disclaim beneficial ownership of all shares of Common Stock of the Registrant owned by the Bank.

(7) Includes 14,500 shares indirectly owned by Mr. Chase through North American Trust. Does not include 268,894 shares deemed to be beneficially owned by John C. Cushman, III, including shares held by partnerships in which Cushman Equities Corporation is a general partner and the Cushman Family Trust. Mr. Chase has been affiliated with Cushman Equities Corporation but holds no equity interest in such corporation. Mr. Chase was nominated for election to the Board of Directors of the Registrant at the request of Mr. Cushman pursuant to the exercise of Mr. Cushman's contractual rights with the Registrant. See "Certain Relationships and Related Transactions--December 1994 Private Placement and Debt Restructurings." Mr. Chase disclaims beneficial ownership of all shares of Common Stock of the Registrant beneficially owned by Mr. Cushman.

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

(9) Includes currently exercisable options to purchase 437,249 shares of Common Stock issued under the Omnibus Stock Plan.

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

        Also, the Registrant and the Bank entered into an Amendment to Stock Purchase Agreement dated as of August 1, 1995 ("Amendment"), amending the Stock Purchase Agreement by providing that the Registrant would, no later than November 15, 1995, register for resale the Common Stock held by the Bank pursuant to Rule 415 under the Securities Act and would file amendments in order to update it at any time for up to two years when requested in writing by the Bank, with the Registrant bearing all the expenses of such registration and updates up to certain limits. The Offering effected such registration. The purchasers of Series A Preferred Stock and Notes in the December 1994 private placement included in the Offering the shares of Common Stock received by them
(i) upon conversion of the Series A Preferred Stock in connection with the Reverse Stock Split and (ii) to the extent the proceeds of the Subscription Rights Offering did not fully redeem the Notes. Certain other shareholders of the Registrant who have registration rights were also afforded an opportunity to include shares in the Offering, subject to the terms and conditions of such registration rights. The Registrant also agreed, in the Amendment, to issue the Bank securities equivalent in form if more than 600,000 shares of Common Stock in the aggregate are issued by the Registrant under the Registrant's Omnibus Stock Plan or other similar plan, or otherwise, to directors, officers, employees, consultants, or other persons providing services to the Registrant for so long as the Bank or its permitted successor holds not less than 75% of the shares of Common Stock currently held by the Bank. Until August 1, 1996, the Bank would pay only nominal consideration for any stock issued pursuant to the Amendment, and thereafter would, with certain exceptions, pay the same consideration as provided in any such issuance of shares in excess of the 600,000 share amount. See "Executive Compensation--The Omnibus Stock Plan."

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

Certain Registration Rights

        The Registrant, Richard S. Stevens, Sand and Sea Partners, Sea Fair Partners, Eli Broad, Cushman/Sea View Partners, Cushman K/Sea View Partners and certain other shareholders of the Registrant are parties to a Registration Rights Agreement which, as amended, provides that the Registrant shall use its best efforts to register under the Securities Act the shares of any of the shareholders who are party to the Registration Rights Agreement, and who requests such registration with regard to a certain minimum number of shares of Common Stock, at certain times when the Registrant otherwise proposes to register certain of its securities. Such registration rights applied to the Offering. The parties to the Registration Rights Agreement, except Stevens, individually and collectively may make a total of two written demands for registration of their shares so long as the demand relates to at least 20% of the registrable shares of Common Stock then outstanding. The Registrant will pay the expenses in connection with any such incidental registrations and two such demand registrations. In certain circumstances such shareholders also have a contractual right of first refusal to purchase, on a pro-rata basis, any equity securities of the Registrant that the Registrant may propose to sell at a price less than fair market value.


Certain Compensation Arrangements

        Reference is made to "Executive Compensation -- Other Compensation Agreements" for a description of employment arrangements and other arrangements between the Registrant and certain officers and directors.

                                    SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, in the State of California, on August 26, 1997.

                            CALIFORNIA BEACH RESTAURANTS, INC.


                            By:     /s/ Alan Redhead
                               ------------------------------------------
                               Alan Redhead, Chief Executive Officer

                            By:     /s/ Mark E.Segal
                               ------------------------------------------
                               Mark E. Segal, Chief Financial Officer