Form 10-Q
period 1997-07-31
CALIFORNIA BEACH RESTAURANTS INC
filed 1997-09-11
CIK 738274

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the quarterly period ended July 31,1997

                                       OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from___________to_______________


                         Commission file number 0-12226



                       CALIFORNIA BEACH RESTAURANTS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



        CALIFORNIA                                            95-2693503
-------------------------------                          -----------------------
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


                             Yes      X     No
                                -----------   -----------


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


                                               Number of Shares Outstanding
         Class                                    at September  5 , 1997
         -----                                 -----------------------------

Common Stock, $.01 par value                             3,400,975

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                                  JULY 31, 1997


                                      INDEX


Part I - FINANCIAL INFORMATION                                          Page Number
                                                                        -----------
        Item 1.  Financial Statements (Unaudited)

                 Consolidated Balance Sheets at July 31, 1997
                 and April 30, 1997............................................3

                 Consolidated Statements of Income for the
                 Three Months Ended July 31, 1997 and 1996.....................5

                 Consolidated Statements of Cash Flows for the
                 Three Months Ended July 31, 1997 and 1996.....................6

                 Notes to Consolidated Financial Statements....................7

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...........................9

        Item 3.  Quantitative and Qualitative Disclosures about Market Risk...11



Part II - OTHER INFORMATION

        Item 1.  Legal Proceedings............................................12

        Item 2.  Changes in Securities .......................................12

        Item 3.  Defaults on Senior Securities................................12

        Item 4.  Submission of Matters to a Vote of Securities Holders........12

        Item 5.  Other Information............................................12

        Item 6.  Exhibits and Reports on Form 8-K.............................12

        Signature Page........................................................13

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                        July 31, 1997         April 30, 1997
                                                        -------------         --------------
                                                          (Unaudited)             (1)
Current Assets:
    Cash                                                 $  834,000            $  626,000
    Restricted cash                                         475,000               475,000
    Trade and other receivables                              36,000                51,000
    Inventories                                             295,000               286,000
    Prepaid expenses                                        246,000               234,000
                                                          ---------             ---------

      Total current assets                                1,886,000             1,672,000

Fixed Assets (at cost) - net of accumulated
      depreciation and amortization (Note C)              1,090,000             1,075,000

Other Assets:

    Goodwill, net of accumulated amortization
      of $4,749,000 at July 31, 1997 and
      $4,584,000 at April 30, 1997                        1,976,000             2,141,000

    Other                                                   189,000               190,000
                                                          ---------           -----------

                                                         $5,141,000            $5,078,000
                                                          =========             =========


The accompanying notes to consolidated financial statements are an integral part of this statement.


(1) The April 30, 1997 amounts have been extracted from the Company's Annual Report on Form 10-K for the year ended April 30, 1997.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                        July 31, 1997         April 30, 1997
                                                        -------------         --------------
                                                          (Unaudited)             (1)
Current Liabilities:
    Accounts payable                                      $   683,000         $    673,000
    Accrued liabilities                                       799,000              713,000
    Current portion of long-term debt  (Note D)             1,171,000            1,488,000
                                                        -------------         ------------

      Total current liabilities                             2,653,000            2,874,000

Stockholders' Equity:

    Common stock, $.01 par value, authorized
    25,000,000 shares, issued and outstanding,
    3,401,000 shares at July 31, 1997
    and at April 30, 1997                                      34,000               34,000


    Additional paid-in capital                             13,175,000           13,175,000

    Deficit in retained earnings                          (10,721,000)         (11,005,000)
                                                           ----------           ----------

      Total stockholders' equity                            2,488,000            2,204,000
                                                          -----------           -----------


                                                          $ 5,141,000          $ 5,078,000
                                                          ===========           ==========


The accompanying notes to consolidated financial statements are an integral part of this statement.

(1) The April 30, 1997 amounts have been extracted from the Company's Annual Report on Form 10-K for the year ended April 30, 1997.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)


                                           Three Months Ended July 31,
                                           ---------------------------
                                              1997           1996
                                              ----           ----
Sales                                     $ 4,000,000    $ 4,084,000

Costs and Expenses:

    Cost of goods sold                      3,182,000      3,242,000
    Selling, general and administrative       214,000        216,000
    Legal and litigation settlement            85,000         24,000
    Depreciation                               69,000        108,000
                                          -----------    -----------
                                              450,000        494,000

Other income (expenses):

    Interest expense                           (1,000)        (1,000)
    Amortization of intangible assets        (166,000)      (165,000)
    Other, net                                  8,000          8,000
                                          -----------    -----------

Income before income taxes                    291,000        336,000

Provision for income taxes                      7,000          8,000

Net  Income                               $   284,000    $   328,000
                                          ===========    ===========

Net Income  per common share:             $       .08    $       .10
                                          ===========    ===========

Weighted average number of common
shares outstanding:                         3,401,000      3,401,000


The accompanying notes to consolidated financial statements are an integral part of this statement.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                    Three Months Ended July 31,
                                                       1997         1996
                                                     ---------    ---------
Cash flows from operating activities:

Net Income                                           $ 284,000    $ 328,000

Adjustments to reconcile net income
to cash provided by operations:

    Depreciation and amortization                      235,000      273,000

Changes in operating assets and liabilities:

    Accounts receivable, trade                          15,000       (5,000)
    Inventories                                         (9,000)     (16,000)
    Prepaid expenses                                   (12,000)     (43,000)
    Accounts payable                                    10,000       44,000
    Accrued liabilities                                 86,000     (162,000)
                                                     ---------    ---------
Cash provided by operations                            609,000      419,000
                                                     ---------    ---------

Cash flows used in investing activities:

    Increase in other assets                              --        (10,000)
    Additions to fixed assets                          (84,000)     (67,000)
                                                     ---------    ---------

    Net cash used in investing activities              (84,000)     (77,000)
                                                     ---------    ---------

Cash flows used in financing activities:

    Principal payments on borrowings                  (317,000)    (292,000)
                                                     ---------    ---------
    Net cash used in financing activities             (317,000)    (292,000)
                                                     ---------    ---------

Net increase in cash                                   208,000       50,000
Cash at beginning of period                            626,000      624,000
                                                     ---------    ---------

Cash at end of period                                $ 834,000    $ 674,000
                                                     =========    =========

Supplemental disclosures of cash flow information:

Cash paid during the period for:

    Interest                                         $   1,000    $   1,000
                                                     =========    =========
    Income taxes                                     $  10,000    $  12,000
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

The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and article 10 of Regulation S-X and do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial position and results of operations. The results of operations for the three month period ended July 31, 1997 may not be indicative of the results that may be expected for the year ending April 30, 1998. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year-ended April 30, 1997.

NOTE B - ACCOUNTING PERIODS

The Company's restaurant operations are conducted through its wholly-owned subsidiary, Sea View Restaurants, Inc. ("Sea View"). The Company's consolidated financial statements for the three months ended July 31, 1997 and 1996 include Sea View's operations for the twelve weeks ended July 24, 1997 and July 25, 1996, respectively.

NOTE C - FIXED ASSETS


                                                July 31, 1997  April 30, 1997
                                                 -----------    -----------
Leasehold improvements                           $ 2,773,000    $ 2,754,000
Furniture and equipment                              990,000        925,000
                                                 -----------    -----------
                                                   3,763,000      3,679,000

Less accumulated depreciation and amortization    (2,673,000)    (2,604,000)
                                                 -----------    -----------

                                                 $ 1,090,000    $ 1,075,000
                                                 ===========    ===========

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE D - NOTES PAYABLE AND LONG-TERM DEBT

On December 22, 1994 Sea View completed a restructuring of its bank debt and entered into an Amended and Restated Loan Agreement ("Amended Loan"). The Amended Loan included a senior secured note in the principal amount of $3,000,000, bearing interest at 12% per annum, and payable at varying monthly amounts through October 31, 1997, and a junior secured note in the amount of $400,000 accruing interest at 12% per annum with both interest and principal payable in a single lump sum on October 31, 1997. Interest to maturity on the senior secured and junior secured notes is included in the carrying value of such notes, in accordance with Financial Accounting Standards Board Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring," and will not be recognized as interest expense in current and future years. At July 31, 1997 the balance of the senior secured note was $614,000, including $14,000 of future interest costs, while the balance on the junior secured note was $557,000, including $16,000 of future interest costs. On September 8, 1997, Sea View repaid all remaining amounts due under the Amended Loan.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

RESTAURANT REVENUES

Restaurant operations include the results of Gladstone's 4 Fish ("Gladstone's") in Pacific Palisades, California and RJ's - Beverly Hills in Beverly Hills, California.

Total sales for the three months ended July 31, 1997 were $4,000,000 compared with $4,084,000 for the same period last year, a decrease of $84,000 or 2.1%. Gladstone's is located on the beach in Pacific Palisades, California and is dependent, to a certain extent, on favorable weather and tourism. Gladstone's has a large outside deck overlooking the Pacific ocean which is a very popular destination but is only open as weather permits. Based on media reports, tourism in Los Angeles for the three months ended July 31, 1997 was not as strong as the same period last year.

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

Sea View and the County have reached an agreement, subject to final approval by the Board of Supervisors, on a new twenty year concession agreement which will commence on November 1, 1997. The Board of Supervisors is scheduled to consider the matter in late September. Based on Sea View's bid, the new agreement will include minimum annual rental payments of $1,750,000, an increase of approximately $600,000 over rents paid in fiscal 1997. Percentage rents based on 10% of food sales and 12% of the sales of alcoholic beverages, merchandise and parking lot revenue will be payable to the extent the percent rents exceed the minimum annual rents. The agreement further requires the expenditure of at least $2,700,000 for renovations to the restaurant facility by January 1999. Pursuant to Sea View's bid, minimum annual rent will be reduced by $218,750 per year, for the first two years of the agreement. The new agreement also requires Sea View to post a $2,000,000 letter of credit in favor of the County, as a security deposit. The County may draw upon the letter of credit if Gladstone's fails to pay rent as it comes due. The letter of credit obligation will be reduced to an amount equal to three months minimum rent on November 1, 2000, if Sea View has completed its required capital improvements and meets a minimum net worth level for the prior twelve months. The new agreement also provides, in certain circumstances, for payments to be made by Sea View to the County in the event of a Change of Ownership or Financing Event, as defined in such agreement.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES


COST OF GOODS SOLD

Cost of goods sold includes all food, beverages, liquor, direct labor and other operating expenses, including rent, of the Registrant's restaurant operations.

Cost of goods sold for the three months ended July 31, 1997 was $3,182,000, or, as a percentage of sales, 79.6% compared with $3,242,000, or, as a percentage of sales, 79.4% during the same period last year.

The Registrant has been impacted by the implementation of a higher minimum wage. For the three months ended July 31, 1997 the minimum wage increased $.75 per hour, or 17.6% over the minimum wage which was in effect for the same period last year. The minimum wage in the state of California increased an additional $.15 per hour on September 1, 1997 and will further increase $.60 per hour on March 1, 1998. At present, the state of California, unlike most states, does not allow any adjustment of minimum wage for employees that receive tips. These wage increases, unless offset by an adjustment for tipped employees, will continue to have an adverse impact on the Registrant's labor costs.

The Registrant also expects that its cost of goods sold will increase significantly based on the expected terms of Gladstone's new twenty year concession agreement. Annual minimum rent will increase to $1,750,000, subject to certain reductions in the first two years, which is approximately $600,000 higher than total rent expense in fiscal 1997. Additionally, Gladstone's will assume certain maintenance obligations which are currently the responsibility of the County as landlord.

Cost of goods sold will typically be slightly lower during the first and second quarters due to additional economies of scale that can be achieved with labor and certain other costs when sales levels are higher. For the fiscal year ended April 30, 1997, cost of goods sold, as a percentage of sales, was 82.0%.

LEGAL AND LITIGATION SETTLEMENT EXPENSES

For the three months ended July 31, 1997, legal and litigation settlement expenses were $85,000 compared with $24,000 for the same period last year, an increase of $61,000. This increase is due to the legal expenses associated with the negotiation of a new twenty year concession agreement as well as legal expenses related to an existing employment related litigation matter.

AMORTIZATION OF INTANGIBLE ASSETS

For the three months ended July 31, 1997 and 1996, amortization expense was $166,000 and $165,000, respectively. Amortization expense relates completely to the Registrant's Goodwill and other intangible assets and will approximate $717,000 per year.

LIQUIDITY AND CAPITAL RESOURCES

Sea View has negotiated a new twenty year concession agreement for Gladstone's, subject to final approval by the Los Angeles County Board of Supervisors. Based on Gladstone's bid, the terms of the new concession agreement, which will commence on November 1, 1997, will require Sea View to post a $2,000,000 letter of credit as a security deposit for rental payments due to the County. In the event that rents are not paid when due, the County may draw upon the letter of credit. The letter of credit will be reduced after two years if Sea View completes certain capital improvement obligations and meets a minimum net worth test for the prior twelve months. The agreement also requires that Sea View complete at least $2,700,000 in renovations to the restaurant facility by January 1999. The Registrant is currently in discussions with equity and debt financing sources to raise the necessary funds or receive appropriate commitments to meet the letter of credit requirement as well as to complete the proposed renovations to Gladstone's.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

The Registrant currently has no outside sources of short-term or long-term financing; however in November 1996, the Registrant signed a three year, $3,000,000 commitment letter with Finova Capital Corporation. The commitment is contingent upon the Registrant executing an agreement to remain the operator of Gladstone's at its current location for not less than twenty years. Additionally, the commitment letter is subject to numerous other conditions including executing a definitive loan agreement. The commitment also included a $1,500,000 subline of credit for the sole purpose of financing renovations to the Gladstone's location. There can be no assurance that the Registrant will be able to conclude an agreement on acceptable terms.

On September 8, 1997, Sea View repaid all remaining debt obligations under the Amended Loan. (See Note D to the Consolidated Financial Statements for further information). The Registrant believes that its existing cash and cash flow from operations over the next year will allow it to meet its normal operating expenses.

The Registrant is also exploring various opportunities to expand its operations. The Registrant's ability to expand is subject to the availability of debt or equity financing on terms that are acceptable to the Registrant. There can be no assurance that such financing will be available.

Capital expenditures for the three months ended July 31, 1997 totaled approximately $84,000. The Registrant estimates that renovation costs for Gladstone's will approximate $2,700,000. The timing of such renovations is subject to the receipt of all necessary permits. The Registrant expects that a portion of the renovation costs will be incurred in fiscal 1998 with the balance incurred in fiscal 1999.


SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, certain statements in this Form 10-Q, including statements in this item, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Registrant, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among others, the following: whether the Registrant is able to conclude a new concession agreement with the County of Los Angeles with respect to the operation of Gladstone's at its current location; the Registrant's ability to secure adequate debt or equity financing in order to comply with the terms of a new concession agreement, including the payment of significantly higher rental payments and completion of required renovations; the Registrant's ability to generate an operating profit based on the terms of the new concession agreement; that its principal source of cash are funds generated from operations; that restaurants historically have represented a high risk investment in a very competitive industry; general and local economic conditions, which can, among other things, impact tourism, consumer spending and restaurant revenues; quality of management; changes in, or the failure to comply with, governmental regulations; unexpected increases in the cost of key food products, labor and other operating expenses in connection with the Registrant's business; and other factors referenced in this Form 10-Q and in the Registrant's Annual Report on Form 10-K for the year ended April 30, 1997.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Not applicable.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         Reference is made to the lawsuit described in the Registrant's annual report on Form 10-K for the year ended April 30, 1997. The Registrant believes that this case is without merit, and is vigorously contesting it, although at this stage of the litigation the Registrant cannot predict its ultimate outcome. If the Registrant does not prevail in this matter, it is likely that such a result would have a material adverse financial impact on the Registrant.

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

                               California Beach Restaurants, Inc. (Registrant)



Dated:  September  9, 1997     By:   Alan Redhead
                                  ----------------------------------------
                                     Alan Redhead
                                     Chief Executive Officer
                                    (Duly Authorized Officer)



                               By    Mark E. Segal
                                  ----------------------------------------
                                     Mark E. Segal
                                     Vice President - Finance
                                     and Chief Financial Officer