Form 10-Q
period 1997-10-31
CALIFORNIA BEACH RESTAURANTS INC
filed 1997-12-15
CIK 738274

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended   October 31, 1997
                                       --------------------

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________________ to ________________


                         Commission file number 0-12226



                       CALIFORNIA BEACH RESTAURANTS, INC.
             -------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



                  CALIFORNIA                           95-2693503
       (State or other jurisdiction of               (IRS Employer
        incorporation or organization)           Identification Number)

          17383 Sunset Boulevard, Suite 140, Pacific Palisades, CA 90272
         ---------------------------------------------------------------
              (Address and zip code of Principal executive offices)

                                 (310) 459-9676
             ------------------------------------------------------
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days.


                            Yes   X      No
                                -----       -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


                                                   Number of Shares Outstanding
           Class                                        at December 1, 1997
           -----                                   ----------------------------

Common Stock, $.01 par value                                  3,400,975
----------------------------                             -------------------

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                                OCTOBER 31, 1997


                                      INDEX




Part I - FINANCIAL INFORMATION                                          Page Number
                                                                        -----------
        Item 1.  Financial Statements (Unaudited)

                 Consolidated Balance Sheets at October 31, 1997
                 and April 30, 1997............................................3

                 Consolidated Statements of Operations for the
                 Three Months Ended and Six Months Ended
                 October 31, 1997 and 1996.....................................5

                 Consolidated Statements of Cash Flows for the
                 Six Months Ended October 31, 1997 and 1996....................6

                 Notes to Consolidated Financial Statements....................7

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...........................9

        Item 3.  Quantitative and Qualitative Disclosures about Market Risk...13


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

        Item 5.  Other Information............................................13

        Item 6.  Exhibits and Reports on Form 8-K.............................13


        Signature Page........................................................14

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                    October 31, 1997     April 30, 1997
                                                    ----------------     --------------
                                                       (Unaudited)             (1)
Current Assets:

    Cash                                               $  393,000          $  626,000
    Restricted cash                                             -             475,000
    Trade and other receivables                            48,000              51,000
    Inventories                                           288,000             286,000
    Prepaid expenses                                      216,000             234,000
                                                       ----------          ----------

      Total current assets                                945,000           1,672,000


Fixed Assets (at cost) - net of accumulated
    depreciation and amortization (Note C)              1,040,000           1,075,000


Other Assets:

    Goodwill, net of accumulated amortization
    of $4,913,000 at October 31, 1997 and
    $4,584,000 at April 30, 1997                        1,812,000           2,141,000


    Other                                                 187,000             190,000
                                                       ----------          ----------


                                                       $3,984,000          $5,078,000
                                                       ==========          ==========



The accompanying notes to consolidated financial statements are an integral part of this statement.


(1) The April 30, 1997 amounts have been extracted from the Company's Annual Report on Form 10-K for the year ended April 30, 1997.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                        October 31, 1997        April 30, 1997
                                                        ----------------        --------------
                                                           (Unaudited)                 (1)
Current Liabilities:

    Accounts payable                                      $    777,000           $    673,000
    Accrued liabilities                                        818,000                713,000
    Current portion of long-term debt (Note D)                       -              1,488,000
                                                          ------------           ------------
      Total current liabilities                              1,595,000              2,874,000

Other liabilities (Note E)                                     273,000                      -


Stockholders' Equity:

    Common stock, $.01 par value, authorized
    25,000,000 shares, issued and outstanding,
    3,401,000 shares at October 31, 1997 and
    at April 30, 1997                                           34,000                 34,000


    Additional paid-in capital                              13,175,000             13,175,000

    Deficit in retained earnings                           (11,093,000)           (11,005,000)
                                                          ------------           ------------

      Total stockholders' equity
                                                             2,116,000              2,204,000
                                                          ------------           ------------
                                                          $  3,984,000           $  5,078,000
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


(1) The April 30, 1997 amounts have been extracted from the Company's Annual Report on Form 10-K for the year ended April 30, 1997.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                               Three Months Ended               Six Months Ended
                                                    October 31,                     October 31,
                                           ---------------------------     ---------------------------
                                               1997            1996            1997            1996
                                           -----------     -----------     -----------     -----------
Sales                                      $ 3,798,000     $ 3,748,000     $ 7,798,000     $ 7,832,000

Costs and expenses:

    Cost of goods sold                       3,010,000       2,947,000       6,192,000       6,189,000
    Selling, general and administrative        658,000         259,000         872,000         475,000
    Legal and litigation settlement            276,000          26,000         361,000          50,000
    Depreciation                                69,000         109,000         138,000         217,000
                                           -----------     -----------     -----------     -----------
                                              (215,000)        407,000         235,000         901,000

Other income (expenses):

    Interest expense                                 -               -          (1,000)         (1,000)
    Amortization of intangible assets         (166,000)       (166,000)       (332,000)       (331,000)
    Other, net                                   9,000           7,000          17,000          15,000
                                           -----------     -----------     -----------     -----------

Income (loss) before income taxes             (372,000)        248,000         (81,000)        584,000

Provision for income taxes                           -           4,000           7,000          12,000
                                           -----------     -----------     -----------     -----------

Net  income (loss)                         $  (372,000)    $   244,000     $   (88,000)    $   572,000
                                           ===========     ===========     ===========     ===========

Net income (loss) per
 common share:                             $      (.11)    $       .07     $      (.03)    $       .17
                                           ===========     ===========     ===========     ===========

Weighted average number of
 common shares outstanding:                  3,401,000       3,401,000       3,401,000       3,401,000
                                           ===========     ===========     ===========     ===========



The accompanying notes to consolidated financial statements are an integral part of this statement.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          SIX MONTHS ENDED OCTOBER 31,

                                   (UNAUDITED)



                                                            1997              1996
                                                        -----------       -----------
Cash flows from operating activities:

Net income (loss)                                       $   (88,000)      $   572,000

Adjustments to reconcile net income (loss) to cash provided by operations:

    Depreciation and amortization                           470,000           548,000

Changes in operating assets and liabilities:

    Restricted cash                                         475,000                 -
    Trade and other receivables                               3,000           (24,000)
    Inventories                                              (2,000)          (17,000)
    Prepaid expenses                                         18,000           (98,000)
    Accounts payable                                        104,000            92,000
    Accrued liabilities                                     105,000          (232,000)
                                                        -----------       -----------

Cash provided by operations                               1,085,000           841,000
                                                        -----------       -----------

Cash flows used in investing activities:
    Additions to fixed assets                              (103,000)          (85,000)
    Increase in other assets                                      -           (12,000)
                                                        -----------       -----------
Net cash used in investing activities                      (103,000)          (97,000)
                                                        -----------       -----------

Cash flows from financing activities:

      Increase in other liabilities                         273,000                 -
      Principal payments on borrowings                   (1,488,000)         (720,000)
                                                        -----------       -----------
Net cash used in financing activities                    (1,215,000)         (720,000)
                                                        -----------       -----------

Net increase (decrease) in cash                            (233,000)           24,000
Cash at beginning of period                                 626,000           624,000
                                                        -----------       -----------

Cash at end of period                                   $   393,000       $   648,000
                                                        ===========       ===========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
    Interest                                            $     1,000       $     1,000
    Income taxes                                        $    12,000       $    12,000
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

The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and article 10 of Regulation S-X and do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial position and results of operations. The results of operations for the six month period ended October 31, 1997 may not be indicative of the results that may be expected for the year ending April 30, 1998. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year-ended April 30, 1997.


NOTE B - ACCOUNTING PERIODS

The Company's restaurant operations are conducted through its wholly-owned subsidiary, Sea View Restaurants, Inc. ("Sea View"). The Company's consolidated financial statements for the three months and six months ended October 31, 1997 and 1996 include Sea View's operations for the twelve weeks and twenty-four weeks ended October 16, 1997 and October 17, 1996, respectively.


NOTE C - FIXED ASSETS

                                                 October 31, 1997    April 30, 1997
                                                 ----------------    --------------
Leasehold improvements                              $ 2,779,000       $ 2,754,000
Furniture and equipment                               1,003,000           925,000
                                                    -----------       -----------

                                                      3,782,000         3,679,000

Less accumulated depreciation and amortization       (2,742,000)       (2,604,000)
                                                    -----------       -----------

                                                    $ 1,040,000       $ 1,075,000
                                                    ===========       ===========

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                                   (UNAUDITED)


NOTE D -  LONG-TERM DEBT

On December 22, 1994 Sea View completed a restructuring of its bank debt and entered into an Amended and Restated Loan Agreement ("Amended Loan"). The Amended Loan included a senior secured note in the principal amount of $3,000,000, bearing interest at 12% per annum, and payable at varying monthly amounts through October 31, 1997, and a junior secured note in the amount of $400,000 accruing interest at 12% per annum with both interest and principal payable in a single lump sum on October 31, 1997. Interest to maturity on the senior secured and junior secured notes was included in the carrying value of such notes, in accordance with Financial Accounting Standards Board Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring," and was not recognized as interest expense during the term of the loans. At October 31, 1997 both the senior secured note and the junior secured note were paid in full.


NOTE E - OTHER LIABILITIES

As a result of the satisfactory completion of certain performance criteria during the quarter ended October 31, 1997, the Company is obligated under a long-term incentive bonus arrangement with two of its senior executives. The payment of this obligation is subject to the determination by the Board of Directors that adequate cash resources are available. It is currently anticipated that the timing of such payment will occur over a two year period. The present value of the Company's obligation under the bonus arrangement is $339,000, of which $108,000 has been recorded as a non-current liability due to the expectation that such payment will not be made in the next twelve months.

Pursuant to the terms of a litigation settlement agreement, the Company is obligated to make certain future annual payments from October 1999 through October 2001. The Company has recorded $107,000 as a non-current liability representing the present value of such payment obligation.

The present values of the obligations described above were calculated based on the Company's incremental borrowing rate of 12%.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS


RESTAURANT REVENUES

Restaurant operations include the results of Gladstone's 4 Fish ("Gladstone's") in Pacific Palisades, California and RJ's - Beverly Hills in Beverly Hills, California.

Total sales for the three months ended October 31, 1997 were $3,798,000 compared with $3,748,000 for the same period last year, an increase of $50,000 or 1.3%. For the six months ended October 31, 1997, total sales were $7,798,000 compared with $7,832,000 for the same period last year, a decrease of $34,000 or .4%. Gladstone's is located on the beach in Pacific Palisades, California and is dependent, to a certain extent, on favorable weather and tourism. Gladstone's has a large outside deck overlooking the Pacific ocean which is a very popular destination but is only open as weather permits. For both the three months and six months ended October 31, 1997, Gladstone's benefitted from slightly better weather than the comparable periods a year ago. The improved weather was offset by weaker tourism in the Los Angeles area during the same periods.

Weather experts are currently predicting that major storms caused by the "El Nino" weather pattern will impact southern California this winter. If the local area receives above average rainfall, or if severe storms cause flood or other physical damage or restrict access along the coast near Gladstone's, sales and operating profit at Gladstone's will likely be adversely impacted.

As a result of typically more favorable weather and higher tourism during the summer months from May through September the Registrant's sales and operating profits have historically been higher in the first and second quarters of its fiscal year.

GLADSTONE'S CONCESSION AGREEMENT

Sea View has operated Gladstone's pursuant to a concession agreement with the County of Los Angeles ("County") which expired October 31, 1997. The County's standard operating procedure for contracts in excess of certain minimum length or dollar value is to distribute a Request for Proposal seeking bids prior to entering into new agreements. In March 1997, the County completed the bid process and announced their intention to enter into formal negotiations with Gladstone's for a twenty year concession agreement, subject to approval by the County Board of Supervisors. On April 15, 1997 the Board of Supervisors unanimously approved the recommendation to enter into formal negotiations with Gladstone's.

Pursuant to the formal negotiations, Sea View and the County have executed an agreement for a new twenty year concession agreement commencing on November 1, 1997. The new agreement includes minimum annual rent payments of $1,750,000, an increase of approximately $600,000 over rents paid in fiscal 1997. Percentage rents based on 10% of food sales and 12% of the sales of alcoholic beverages, merchandise and parking lot revenue will be payable to the extent that percentage rents exceed the minimum annual rent. The agreement further requires the expenditure of at least $2,700,000 for renovations to the restaurant facility by January 1999. Pursuant to Sea View's bid, minimum annual rent will be reduced by $218,750 per year, for the first two years of the agreement. The new agreement also requires Sea View to post a $2,000,000 letter of credit in favor of the County, as a security deposit. The County may draw upon the letter of credit if Gladstone's fails to pay rent as it comes due. The letter of credit obligation will be reduced to an amount equal to three months minimum rent on November 1, 2000, if Sea View has completed its required capital improvements and meets a minimum net worth level

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES for the prior twelve months. The new agreement also provides, in certain circumstances, for payments to be made by Sea View to the County in the event of a Change of Ownership or Financing Event, as defined in such agreement.

COST OF GOODS SOLD

Cost of goods sold includes all food, beverages, liquor, direct labor and other operating expenses, including rent, of the Registrant's restaurant operations.

Cost of goods sold for the three months ended October 31, 1997 was $3,010,000, or, as a percentage of sales, 79.3% compared with $2,947,000, or, as a percentage of sales, 78.6% during the same period last year. Cost of goods sold for the six months ended October 31, 1997 was $6,192,000, or, as a percentage of sales, 79.4% compared with $6,189,000, or, as a percentage of sales, 79.0% during the same period last year.

The Registrant has been impacted by the implementation of a higher minimum wage. For the four months ended August 31, 1997 the minimum wage increased $.75 per hour, or 17.6% over the minimum wage which was in effect for the same period last year. The minimum wage in the state of California increased an additional $.15 per hour on September 1, 1997 and will further increase $.60 per hour on March 1, 1998. This will result in a state of California minimum wage of $5.75, which will be $.60 per hour above the new federal standard. At present, the state of California, unlike most states, does not allow any adjustment of minimum wage for employees that receive tips. These wage increases, unless offset by an adjustment for tipped employees, have and will continue to have an adverse impact on the Registrant's labor costs. Increases in the Registrant's labor costs for the six months ended October 31, 1997 have been partially offset by lower food costs. This decrease is a result of more normalized pricing on key dairy products, compared with significantly higher prices paid during the same period last year.

The Registrant also expects that its cost of goods sold will increase significantly based on the terms of Gladstone's new concession agreement. Annual minimum rent will increase to $1,750,000, which is approximately $600,000 higher than total rent expense in fiscal 1997. Additionally, Gladstone's will assume certain maintenance obligations which were previously the responsibility of the County as landlord.

Cost of goods sold will typically be slightly lower during the first and second quarters due to additional economies of scale that can be achieved with labor and certain other costs when sales levels are higher. For the fiscal year ended April 30, 1997, cost of goods sold, as a percentage of sales, was 82.0%.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended October 31, 1997, selling, general and administrative expenses were $658,000 compared with $259,000 for the same period last year, an increase of $399,000. As previously reported in the Registrant's Form 10-K for the year ended April 30, 1997, the board of directors had approved an incentive bonus arrangement for two senior executives. The bonus was contingent upon (i) the execution of a new concession agreement for Gladstone's for a minimum of ten years, on terms acceptable to the board of directors and (ii) the repayment in full of Sea View's debt obligations to Bank of America. The Registrant had not previously recorded any expense related to these bonuses due to the contingent nature of such obligation. As of October 31, 1997, the two contingencies were satisfied and the bonuses were earned. The timing of the payment of this obligation is subject to the determination by the board of directors that adequate cash resources are available. It is currently anticipated that the obligation will be paid over a two year period. Accordingly, the Registrant has recorded a bonus expense of $339,000, representing the present value of the payments. The Registrant is also obligated to three consultants for services rendered in assisting Sea View's efforts to secure a new twenty year

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES concession agreement for Gladstone's. These fees were contingent upon the execution of a new concession agreement. The payment of these obligations will occur over five years and the Registrant has recorded a $79,000 expense representing the present value of such obligation. The expenses pursuant to the bonus arrangement and the consultant services account for the increase in selling, general and administrative expenses.

For the six months ended October 31, 1997, selling, general and administrative expenses were $872,000 compared with $475,000 for the same period last year, an increase of $397,000. This increase is also due to the matters described above.

LEGAL AND LITIGATION SETTLEMENT

For the three months and six months ended October 31, 1997, legal and litigation settlement expenses were $276,000 and $361,000, respectively, compared with $26,000 and $50,000, respectively, for the same periods last year.

The respective increases are primarily due to legal expenses and settlement costs involving an employment related litigation matter (See Part II - Item I - Legal Proceedings). In addition, the Registrant also incurred legal expenses associated with the negotiation of a new twenty year concession agreement for Gladstone's. All costs related to the negotiation of a new concession agreement have been expensed as incurred. Both the litigation and the concession agreement were finalized as of October 31, 1997 and the Registrant expects that its legal expenses will be significantly lower for the balance of fiscal 1998.

DEPRECIATION/AMORTIZATION OF INTANGIBLE ASSETS

For the three months and six months ended October 31, 1997,depreciation expense was $69,000 and $138,000, respectively, compared with $109,000 and $217,000, respectively, for the same periods last year. During the six months ended October 31, 1997, certain restaurant assets became fully depreciated resulting in the decrease in depreciation expense for both the three months and six months ended October 31, 1997.

Amortization expense relates completely to the Registrant's Goodwill and other intangible assets and will approximate $717,000 per year.

LIQUIDITY AND CAPITAL RESOURCES

Sea View and the County have executed a new twenty year concession agreement for Gladstone's. Based on Gladstone's bid, the terms of the new concession agreement, which commenced on November 1, 1997, require Sea View to post a $2,000,000 letter of credit as a security deposit for rental payments due to the County. In the event that rents are not paid when due, the County may draw upon the letter of credit. The letter of credit will be reduced after three years if Sea View completes certain capital improvement obligations and meets a minimum net worth test for the prior twelve months. The agreement also requires that Sea View complete at least $2,700,000 in renovations to the restaurant facility by January 1999.

The Registrant posted the letter of credit by utilizing cash collateral provided by Overhead Partners, L.P. ("Overhead"), an entity affiliated with one of the Registrant's principal shareholders and with a member of its board of directors. The letter of credit expires on July 31, 1998, unless extended prior to expiration. In consideration of providing the cash collateral, the Registrant will compensate Overhead as follows: for the period November 1, 1997 through January 31, 1998 a fee of $20,000; for the period February 1, 1998 through April 30, 1998 a fee of $60,000; and for the period May 1, 1998 through July 31, 1998 a fee of $100,000. If the Registrant is able to provide the letter of credit without the need for cash collateral, from outside sources, at any time after February 1, 1998 any fees which are due will be prorated over the actual period that the

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES collateral is in place. In the event that any amounts are drawn down on the letter of credit, such amounts will automatically convert into a debt obligation of the Registrant, payable with interest ninety days (or earlier under certain circumstances) from the date of such conversion.

On November 24, 1997, Sea View entered into a one year, $1,000,000 unsecured line of credit agreement with Outside LLC, an entity affiliated with Overhead, with one of the Registrant's principal shareholders and with a member of its board of directors . This agreement provides for interest of 10% on all amounts borrowed, requires a commitment fee of 1.25% of the total line and is guaranteed by the Registrant. The line will be used by Sea View for seasonal working capital needs as well as for certain renovations to Gladstone's.

The Registrant is currently evaluating available options to raise the necessary funds or receive appropriate commitments to meet the letter of credit requirement after July 31, 1998 as well as to complete the required renovations to Gladstone's. Funding for the renovations to Gladstone's needs to be secured prior to October 1998 when the major construction work is anticipated to begin. There can be no assurance that the Registrant will be successful in completing the required equity or debt financing. The failure to extend the letter of credit beyond July 31, 1998 or the failure to substantially commence construction, as defined in the concession agreement, are events of default under such agreement.

On September 8, 1997, Sea View repaid all remaining debt obligations under its loan agreement with Bank of America. (See Note D to the Consolidated Financial Statements for further information). The Registrant believes that the line of credit along with cash on hand and cash flow from operations will allow it to meet its normal operating expenses over the next year.

The Registrant is also exploring various opportunities to expand its operations. The Registrant's ability to expand is subject to the availability of debt or equity financing on terms that are acceptable to the Registrant. There can be no assurance that such financing will be available.

Capital expenditures for the six months ended October 31, 1997 totaled approximately $103,000. The Registrant estimates that renovation costs for Gladstone's will approximate $2,700,000. The timing of such renovations is subject to the receipt of all necessary permits. The Registrant anticipates that a portion of the renovation costs will be incurred in fiscal 1998 with the majority of the costs incurred in fiscal 1999.


SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, certain statements in this Form 10-Q, including statements in this item, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Registrant, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among others, the following: the Registrant's ability to secure adequate debt or equity financing in order to comply with the terms of the new concession agreement with the County of Los Angeles for the operations of Gladstone's, including the maintenance of a $2,000,000 letter of credit, payment of significantly higher rents and completion of required renovations; the Registrant's ability to generate an operating profit based on the terms of the new concession agreement; that its principal source of cash are funds generated from operations; that restaurants historically have represented a high risk investment in a very competitive industry; general and local economic conditions, which can, among other things, impact tourism, consumer spending and restaurant revenues; quality of management; changes in, or the failure to comply with, governmental regulations; unexpected increases in the cost of key food products, labor and other operating expenses in connection with the Registrant's business; and other factors referenced in this Form 10-Q and in the Registrant's Annual Report on Form 10-K for the year ended April 30, 1997.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.


                                     PART II

                                OTHER INFORMATION


Item 1.  Legal Proceedings.

         Reference is made to the lawsuit described in the Registrant's annual report on Form 10-K for the year ended April 30, 1997 and quarterly report on Form 10-Q for the three months ended July 31, 1997. In October 1997 the Registrant reached a settlement agreement with the plaintiff whereby the Registrant paid $100,000 and agreed to make certain payments over a four year period which have a present value of approximately $107,000.

Item 2.  Changes in Securities.

         Not applicable.

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

                    Exhibits

         10.57 - Concession Agreement dated as of November 1, 1997 by and between County of Los Angeles and Sea View Restaurants, Inc.

         10.58 - Non Disturbance and Attornment Agreement dated September 26, 1997 by and between the State of California Department of Parks and Recreation and Sea View Restaurants, Inc.

         10.59 - Letter of Credit Agreement dated as of November 1, 1997 by and between California Beach Restaurants, Inc., Sea View Restaurants, Inc. and Overhead Partners, L.P., a California Limited Partnership.

         10.60 - Line of Credit Agreement dated as of November 24, 1997 by and between Outside LLC, a California Limited Liability Company and Sea View Restaurants, Inc. with guaranty by California Beach Restaurants, Inc.

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



                                 California Beach Restaurants, Inc. (Registrant)



Dated:  December 11, 1997        By:  Alan Redhead
                                     ------------------------------------
                                      Alan Redhead
                                      Chief Executive Officer
                                      (Duly Authorized Officer)



                                 By    Mark E. Segal
                                     ------------------------------------
                                       Mark E. Segal
                                       Vice President - Finance
                                       and Chief Financial Officer