Form 10-Q
period 1998-01-31
CALIFORNIA BEACH RESTAURANTS INC
filed 1998-03-17
CIK 738274

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended             January 31, 1998
                                       -----------------------------------

                                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                    to
                                     ------------------    ------------------

                         Commission file number 0-12226
                                                -------


                       CALIFORNIA BEACH RESTAURANTS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



                          CALIFORNIA                                         95-2693503
--------------------------------------------------------------   ------------------------------------
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


                             Yes  [X]    No  [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


                                                   Number of Shares Outstanding
           Class                                          at March  9, 1998
           -----                                   -----------------------------

Common Stock, $.01 par value                                 3,400,975
----------------------------                       -----------------------------

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                                JANUARY 31, 1998


                                     INDEX






Part I - FINANCIAL INFORMATION                                           Page Number
                                                                         -----------

        Item 1.  Financial Statements (Unaudited)
                 --------------------------------
                 Consolidated Balance Sheets at January 31, 1998
                 and April 30, 1997............................................3

                 Consolidated Statements of Operations for the
                 Three Months Ended and Nine Months Ended
                 January 31, 1998 and 1997.....................................5

                 Consolidated Statements of Cash Flows for the
                 Nine Months Ended January 31, 1998 and 1997...................6

                 Notes to Consolidated Financial Statements....................7

        Item 2.  Management's Discussion and Analysis of Financial
                 -------------------------------------------------
                 Condition and Results of Operations...........................9
                 -----------------------------------

        Item 3.  Quantitative and Qualitative Disclosures about Market Risk...13
                 ----------------------------------------------------------

Part II - OTHER INFORMATION

        Item 1.  Legal Proceedings............................................13
                 -----------------
        Item 2.  Changes in Securities .......................................13
                 ---------------------
        Item 3.  Defaults Upon Senior Securities..............................13
                 -------------------------------
        Item 4.  Submission of Matters to a Vote of Security Holders..........13
                 ---------------------------------------------------
        Item 5.  Other Information............................................13
                 -----------------
        Item 6.  Exhibits and Reports on Form 8-K.............................13
                 --------------------------------

        Signature Page........................................................14

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                    January 31, 1998     April 30, 1997
                                                    ----------------     --------------
                                                       (Unaudited)             (1)
Current Assets:

    Cash                                               $  102,000          $  626,000
    Restricted cash                                          --               475,000
    Trade and other receivables                            37,000              51,000
    Inventories                                           276,000             286,000
    Prepaid expenses                                      153,000             234,000
                                                       ----------          ----------

      Total current assets                                568,000           1,672,000


Fixed Assets (at cost) - net of accumulated
    depreciation and amortization (Note C )             1,119,000           1,075,000


Other Assets:

    Goodwill, net of accumulated amortization
    of $5,133,000 at January 31, 1998 and
    $4,584,000 at April 30, 1997                        1,592,000           2,141,000


    Other                                                 186,000             190,000
                                                       ----------          ----------


                                                       $3,465,000          $5,078,000
                                                       ==========          ==========


The accompanying notes to consolidated financial statements are an integral part of this statement.


(1) The April 30, 1997 amounts have been extracted from the Company's Annual Report on Form 10-K for the year ended April 30, 1997.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                        January 31, 1998       April 30, 1997
                                                        ----------------       --------------
                                                           (Unaudited)                (1)
Current Liabilities:

    Accounts payable                                      $    513,000           $    673,000
    Accrued liabilities                                        680,000                713,000
    Line of credit (Note D)                                    500,000                   --
    Current portion of long-term debt (Note E)                    --                1,488,000
                                                          ------------           ------------

      Total current liabilities                              1,693,000              2,874,000

Other liabilities (Note F)                                     276,000                   --

Stockholders' Equity:

    Common stock, $.01 par value, authorized
    25,000,000 shares, issued and outstanding,
    3,401,000 shares at January 31, 1998 and
    at April 30, 1997                                           34,000                 34,000


    Additional paid-in capital                              13,175,000             13,175,000

    Deficit in retained earnings                           (11,713,000)           (11,005,000)
                                                          ------------           ------------

      Total stockholders' equity                             1,496,000              2,204,000
                                                          ------------           ------------

                                                          $  3,465,000           $  5,078,000
                                                          ============           ============


The accompanying notes to consolidated financial statements are an integral part of this statement.


(1) The April 30, 1997 amounts have been extracted from the Company's Annual Report on Form 10-K for the year ended April 30, 1997.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                         Three Months Ended                            Nine Months Ended
                                                             January 31,                                   January 31,
                                                 -----------------------------------           -----------------------------------
                                                     1998                   1997                   1998                   1997
                                                 ------------           ------------           ------------           ------------

Sales                                            $  3,469,000           $  3,542,000           $ 11,267,000           $ 11,374,000

Costs and expenses:

    Cost of goods sold                              3,404,000              3,143,000              9,596,000              9,332,000
    Selling, general and administrative               330,000                357,000              1,202,000                832,000
    Legal and litigation settlement                    62,000                 30,000                423,000                 80,000
    Depreciation                                       92,000                144,000                230,000                361,000
                                                 ------------           ------------           ------------           ------------
                                                     (419,000)              (132,000)              (184,000)               769,000

Other income (expenses):

    Interest expense                                  (20,000)                (1,000)               (21,000)                (2,000)
    Amortization of intangible assets                (221,000)              (221,000)              (553,000)              (552,000)
    Other, net                                         40,000                  9,000                 57,000                 24,000
                                                 ------------           ------------           ------------           ------------

Income (loss) before income taxes                    (620,000)              (345,000)              (701,000)               239,000

Provision for income taxes                               --                     --                    7,000                 12,000
                                                 ------------           ------------           ------------           ------------
Net  income (loss)                               ($   620,000)          ($   345,000)          ($   708,000)          $    227,000
                                                 ============           ============           ============           ============

Net income (loss) per
 common share (Basic and
 Diluted) (Note G):                              ($       .18)          ($       .10)          ($       .21)          $        .07
                                                 ============           ============           ============           ============



Weighted average number of
 common shares outstanding:                         3,401,000              3,401,000              3,401,000              3,401,000
                                                 ============           ============           ============           ============


The accompanying notes to consolidated financial statements are an integral part of this statement.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          NINE MONTHS ENDED JANUARY 31,

                                   (UNAUDITED)


                                                                1998                  1997
                                                            -----------           -----------
Cash flows from operating activities:

Net income (loss)                                           ($  708,000)          $   227,000

Adjustments to reconcile net income (loss) to cash provided by operations:

    Depreciation and amortization                               783,000               913,000

Changes in operating assets and liabilities:

    Restricted cash                                             475,000                  --
    Trade and other receivables                                  14,000                (9,000)
    Inventories                                                  10,000               (30,000)
    Prepaid expenses                                             81,000               (88,000)
    Accounts payable                                           (160,000)              (67,000)
    Accrued liabilities                                         (33,000)             (249,000)
                                                            -----------           -----------


Cash provided by operations                                     462,000               697,000
                                                            -----------           -----------

Cash flows used in investing activities:
    Additions to fixed assets                                  (274,000)              (98,000)
    Increase in other assets                                       --                 (13,000)
                                                            -----------           -----------

Net cash used in investing activities                          (274,000)             (111,000)
                                                            -----------           -----------

Cash flows from financing activities:

      Borrowings from line of credit                            500,000                  --
      Increase in other liabilities                             276,000                  --
      Principal payments on borrowings                       (1,488,000)           (1,018,000)
                                                            -----------           -----------
Net cash used in financing activities                          (712,000)           (1,018,000)
                                                            -----------           -----------

Net decrease in cash                                           (524,000)             (432,000)
Cash at beginning of period                                     626,000               624,000
                                                            -----------           -----------

Cash at end of period                                       $   102,000           $   192,000
                                                            ===========           ===========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
    Interest                                                $     9,000           $     2,000
                                                            ===========           ===========
    Income taxes                                            $    12,000           $    15,000
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

The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and article 10 of Regulation S-X and do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial position and results of operations. The results of operations for the nine month period ended January 31, 1998 may not be indicative of the results that may be expected for the year ending April 30, 1998. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year-ended April 30, 1997.


NOTE B - ACCOUNTING PERIODS

The Company's restaurant operations are conducted through its wholly-owned subsidiary, Sea View Restaurants, Inc. ("Sea View"). The Company's consolidated financial statements for the three months and nine months ended January 31, 1998 and 1997 include Sea View's operations for the sixteen weeks and forty weeks ended February 5, 1998 and February 6, 1997, respectively.


NOTE C - FIXED ASSETS

                                                     January 31, 1998        April 30, 1997
                                                     ----------------        --------------

Leasehold improvements                                  $ 2,787,000           $ 2,754,000
Furniture and equipment                                   1,023,000               925,000
Construction in progress                                    143,000                  --
                                                        -----------           -----------

                                                          3,953,000             3,679,000

Less accumulated depreciation and amortization           (2,834,000)           (2,604,000)
                                                        -----------           -----------

                                                        $ 1,119,000           $ 1,075,000
                                                        ===========           ===========

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                                   (UNAUDITED)


NOTE D -  LINE OF CREDIT

On November 24, 1997, Sea View entered into a one year, $1,000,000 unsecured line of credit agreement with Outside LLC, an entity affiliated with one of the Registrant's principal shareholders and with a member of its board of directors. This agreement provides for interest of 10% on all amounts borrowed, requires a commitment fee of 1.25% of the total line and is guaranteed by the Registrant. The line will be used by Sea View for seasonal working capital needs as well as for certain renovations to Gladstone's. At January 31, 1998, $500,000 was borrowed under the line of credit.

NOTE E -  LONG-TERM DEBT

On December 22, 1994 Sea View completed a restructuring of its bank debt and entered into an Amended and Restated Loan Agreement ("Amended Loan"). The Amended Loan included a senior secured note in the principal amount of $3,000,000, bearing interest at 12% per annum, and payable at varying monthly amounts through October 31, 1997, and a junior secured note in the amount of $400,000 accruing interest at 12% per annum with both interest and principal payable in a single lump sum on October 31, 1997. Interest to maturity on the senior secured and junior secured notes was included in the carrying value of such notes, in accordance with Financial Accounting Standards Board Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring," and was not recognized as interest expense during the term of the loans. The senior secured note and the junior secured note were paid in full in October 1997.

NOTE F - OTHER LIABILITIES

As a result of the satisfactory completion of certain performance criteria during the quarter ended October 31, 1997, the Company is obligated under a long-term incentive bonus arrangement with two of its senior executives. The payment of this obligation is subject to the determination by the Board of Directors that adequate cash resources are available. It is currently anticipated that the timing of such payment will occur over a two year period from November 1997. The present value of the Company's obligation under the bonus arrangement is $339,000, of which $65,000 has been paid as of January 31, 1998. In addition, $108,000 has been recorded as a non-current liability due to the expectation that such payment will not be made in the next twelve months.

Pursuant to the terms of a litigation settlement agreement, the Company is obligated to make certain future annual payments from October 1999 through October 2001. The Company has recorded $111,000 as a non-current liability representing the present value of such payment obligation.

The present values of the obligations described above were calculated based on the Company's incremental borrowing rate of 12%.

NOTE G - EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued "Earnings Per Share" (Statement number 128) establishing standards for computing and presenting earnings per share for publicly-held common stock. Statement number 128 replaces the presentation of primary earnings per share with a presentation of basic and diluted earnings per share on the face of the income statement. The statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company has adopted the statement in the current quarter ended January 31, 1998. The adoption did not have an impact on the amounts presented.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS


RESTAURANT REVENUES

Restaurant operations include the results of Gladstone's 4 Fish ("Gladstone's") in Pacific Palisades, California and RJ's -- Beverly Hills in Beverly Hills, California.

Total sales for the three months ended January 31, 1998 were $3,469,000 compared with $3,542,000 for the same period last year, a decrease of $73,000 or 2.1%. For the nine months ended January 31, 1998, total sales were $11,267,000 compared with $11,374,000 for the same period last year, a decrease of $107,000 or .9%. Gladstone's is located on the beach in Pacific Palisades, California and is dependent, to a certain extent, on favorable weather and tourism. Gladstone's has a large outside deck overlooking the Pacific ocean which is a very popular destination but is only open as weather permits. During December 1997 and January 1998, Gladstone's was impacted by several major storms caused by the "El Nino" weather pattern. Certain of these storms caused road closures due to mudslides or flooding, thereby restricting access to Gladstone's. The limited impact on sales, compared to the prior year, is due to the fact that rainfall in December 1996 and January 1997 was also well above normal levels. The Registrant expects that the impact on sales in the fourth quarter will be significantly greater due to the continued number and severity of storms. In addition, the fourth quarter last year was favorably impacted when weather was unseasonably warm and almost no rainfall was received.

Weather experts are currently predicting that major storms caused by the "El Nino" weather pattern will continue to impact southern California through March 1998. If the storms continue to cause mudslides and flooding which restrict access along the coast near Gladstone's, sales and operating profit at Gladstone's will continue to be adversely impacted.

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

Pursuant to the formal negotiations, Sea View and the County have executed an agreement for a new twenty year concession agreement which commenced on November 1, 1997. The new agreement includes minimum annual rent payments of $1,750,000, an increase of approximately $600,000 over rents paid in fiscal 1997. Percentage rents based on 10% of food sales and 12% of the sales of alcoholic beverages, merchandise and parking lot revenue will be payable to the extent that percentage rents exceed the minimum annual rent. The agreement further requires the expenditure of at least $2,700,000 for renovations to the restaurant facility by January 1999. Pursuant to Sea View's bid, minimum annual rent will be reduced by $218,750 per year, for the first two years of the agreement. The new agreement also requires Sea View to post a $2,000,000 letter of credit in favor of the County, as a security deposit. The County may draw upon the letter of credit if Gladstone's fails to pay rent as it comes due. The letter of credit

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES obligation will be reduced to an amount equal to three months minimum rent on November 1, 2000, if Sea View has completed its required capital improvements and meets a minimum net worth level for the prior twelve months. The new agreement also provides, in certain circumstances, for payments to be made by Sea View to the County and/or approval rights to the County in the event of a Change of Ownership or Financing Event, as defined in such agreement. These provisions may adversely affect the Registrant's ability to engage in such transactions.

COST OF GOODS SOLD

Cost of goods sold includes all food, beverages, liquor, direct labor and other operating expenses, including rent, of the Registrant's restaurant operations.

Cost of goods sold for the three months ended January 31, 1998 was $3,404,000, or, as a percentage of sales, 98.1% compared with $3,143,000, or, as a percentage of sales, 88.7% during the same period last year. Cost of goods sold for the nine months ended January 31, 1998 was $9,596,000, or, as a percentage of sales, 85.2% compared with $9,332,000, or, as a percentage of sales, 82.0% during the same period last year.

As discussed above, the Registrant entered into a new concession agreement for Gladstone's, which commenced on November 1, 1997. Rents payable pursuant to the new concession agreement are significantly higher than the previous concession agreement. Minimum annual rent for the first two years of the agreement will be $1,531,250 per year, increasing to $1,750,000 per year over the remaining eighteen years of the agreement. The Registrant has recorded rent expense based on the average monthly payment due over the life of the agreement. For the three months ended January 31, 1998, rent expense increased approximately $273,000 compared to the same period last year. The Registrant expects that the new concession agreement will result in increased rents of approximately $600,000, on an annualized basis.

The Registrant's labor costs have been impacted by the implementation of a higher minimum wage. For the four months ended August 31, 1997 the minimum wage increased $.75 per hour, or 17.6% over the minimum wage which was in effect for the same period last year. The minimum wage in the state of California increased an additional $.15 per hour on September 1, 1997 and will further increase $.60 per hour on March 1, 1998. This will result in a state of California minimum wage of $5.75, which will be $.60 per hour above the new federal standard. At present, the state of California, unlike most states, does not allow any adjustment of minimum wage for employees that receive tips. These wage increases, unless offset by an adjustment for tipped employees, have and will continue to have an adverse impact on the Registrant's labor costs. Increases in the Registrant's menu prices have partially offset some of the increase in labor costs and have also resulted in a slight reduction to other operating expenses, as a percentage of sales.

Cost of goods sold will typically be slightly lower during the first and second quarters due to additional economies of scale that can be achieved with labor and certain other costs when sales levels are higher. For the fiscal year ended April 30, 1997, cost of goods sold, as a percentage of sales, was 82.0%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended January 31, 1998, selling, general and administrative expenses were $330,000 compared with $357,000 for the same period last year, a decrease of $27,000, or 7.6%. For the nine months ended January 31, 1998, selling, general and administrative expenses were $1,202,000 compared with $832,000 for the same period last year, an increase of $370,000, or 44.5%. As previously reported in the Registrant's Form 10-K for the year ended April 30, 1997, the board of directors had approved an incentive bonus arrangement for two senior executives. The bonus was contingent upon (i) the execution of a new concession agreement for Gladstone's for a minimum of ten years, on terms acceptable to the board of directors and (ii) the repayment in full of Sea View's debt obligations to Bank of America. The Registrant had not previously

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES recorded any expense related to these bonuses due to the contingent nature of such obligation. As of October 31, 1997, the two contingencies were satisfied and the bonuses were earned. The timing of the payment of this obligation is subject to the determination by the board of directors that adequate cash resources are available. It is currently anticipated that the obligation will be paid over a two year period from November 1997. Accordingly, the Registrant has recorded a bonus expense of $339,000, representing the present value of the payments. The Registrant is also obligated to three consultants for services rendered in assisting Sea View's efforts to secure a new twenty year concession agreement for Gladstone's. These fees were contingent upon the execution of a new concession agreement. The payment of these obligations will occur over five years and the Registrant has recorded a $79,000 expense representing the present value of such obligation. The expenses pursuant to the bonus arrangement and the consultant services fully account for the increase in selling, general and administrative expenses.

LEGAL AND LITIGATION SETTLEMENT

For the three months and nine months ended January 31, 1998, legal and litigation settlement expenses were $62,000 and $423,000, respectively, compared with $30,000 and $80,000, respectively, for the same periods last year.

The respective increases are primarily due to legal expenses and settlement costs involving an employment related litigation matter that was resolved in October 1997 (See Part II - Item I - Legal Proceedings herein and in the Registrant's Form 10-Q for the quarter ended October 31, 1997). In addition, the Registrant also incurred legal expenses associated with the negotiation of a new twenty year concession agreement for Gladstone's. All costs related to the negotiation of a new concession agreement have been expensed as incurred.

DEPRECIATION/AMORTIZATION OF INTANGIBLE ASSETS

For the three months and nine months ended January 31,1998, depreciation expense was $92,000 and $230,000, respectively, compared with $144,000 and $361,000, respectively, for the same periods last year. During the nine months ended January 31, 1998, certain restaurant assets became fully depreciated resulting in a decrease in depreciation expense for the three months and nine months ended January 31, 1998.

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

The Registrant posted the letter of credit by utilizing cash collateral provided by Overhead Partners, L.P. ("Overhead"), an entity affiliated with one of the Registrant's principal shareholders and with a member of its board of directors. The letter of credit expires on July 31, 1998, unless extended prior to expiration. In consideration of providing the cash collateral, the Registrant will compensate Overhead as follows: for the period November 1, 1997 through January 31, 1998 a fee of $20,000; for the period February 1, 1998 through April 30, 1998 a fee of $60,000; and for the period May 1, 1998 through July 31, 1998 a fee of $100,000. If the Registrant is able to

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES provide the letter of credit without the need for cash collateral from outside sources at any time after February 1, 1998, any fees which are due will be prorated over the actual period that the collateral is in place. In the event that any amounts are drawn down on the letter of credit, such amounts will automatically convert into a debt obligation of the Registrant, payable with interest ninety days (or earlier under certain circumstances) from the date of such conversion.

On September 8, 1997, Sea View repaid all remaining debt obligations under its loan agreement with Bank of America. (See Note E to the Consolidated Financial Statements for further information). On November 24, 1997, Sea View entered into a one year, $1,000,000 unsecured line of credit agreement with Outside LLC, an entity affiliated with Overhead, with one of the Registrant's principal shareholders and with a member of its board of directors. This agreement provides for interest of 10% on all amounts borrowed, requires a commitment fee of 1.25% of the total line and is guaranteed by the Registrant. The line will be used by Sea View for seasonal working capital needs as well as for certain renovations to Gladstone's.

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

The Registrant is also exploring various opportunities to expand its operations and has had preliminary discussions with a multi-unit foodservice company. The Registrant's ability to expand is subject to the availability of debt or equity financing on terms that are acceptable to the Registrant. There can be no assurance that such financing will be available.

Capital expenditures for the nine months ended January 31, 1998 totaled approximately $274,000. The Registrant estimates that renovation costs for Gladstone's will approximate $2,700,000. The timing of such renovations is subject to the receipt of all necessary permits. While the Registrant has begun to incur certain capital expenditures related to the renovations, the majority of these costs will be incurred in fiscal 1999.

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

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES and other factors referenced in this Form 10-Q and in the Registrant's Annual Report on Form 10-K for the year ended April 30, 1997.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings.

         Reference is made to Part II, Item 1 of the Registrant's quarterly report on Form 10-Q for the three months ended October 31, 1997 regarding a settlement of a lawsuit with a former employee.

Item 2.  Changes in Securities.

         Not applicable.

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5.  Other Information

         On November 14, 1997, Barry Chase resigned as a director. On December 15, 1997 Faisal Shah resigned as a director and on such date the board of directors elected Robert L. Morrison as his replacement. On January 15, 1998, George Nicolais resigned as a director and effective March 9, 1998 Scott C. Dew resigned as a director. On March 9, 1998, the board of directors elected Richard Bermingham as a director. There are currently five members on the Registrant's board of directors.

         On February 7, 1998, Mark Segal resigned as vice president - finance, chief financial officer and secretary. On March 9, 1998, Alan Redhead , the Registrant's president and chief executive officer was also elected acting chief financial officer and secretary by the board of directors.

Item 6.  Exhibits and Reports on Form 8-K.

         Exhibits

         10.61 - Executive employment agreement dated as of November 14, 1997 between the Registrant and Alan Redhead.

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

                                 California Beach Restaurants, Inc. (Registrant)



Dated:  March 11, 1998           By: Alan Redhead
                                     ------------------------------------------
                                     Alan Redhead
                                     Chief Executive Officer and acting Chief
                                     Financial Officer (Duly Authorized Officer)