Form 10-K405
period 1998-04-30
CALIFORNIA BEACH RESTAURANTS INC
filed 1998-07-29
CIK 738274

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended April 30, 1998
                           or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from _____ to _____

Commission File No. 0-12226

                       CALIFORNIA BEACH RESTAURANTS, INC.
             (Exact name of registrant as specified in its charter)

              California                                       95-2693503
     (state or other jurisdiction of                          (IRS Employer
     Incorporation or organization)                         Identification No.)

           17383 Sunset Boulevard, Suite 140
             Pacific Palisades, California                         90272
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

The number of outstanding shares of the Registrant's Common Stock as of July 21, 1998 was 3,400,932.

Documents incorporated by reference; the definitive Proxy Statement of the Registrant for the 1998 annual meeting of shareholders (Part III to the extent described herein), or if such Proxy Statement is not filed within 120 days of the Registrant's fiscal year end, such information will be included in an amendment to this Form 10-K filed within such timeframe.

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

RESTAURANT OPERATIONS - CONCEPT AND MENU

         The Registrant owns and operates the following restaurants through its wholly-owned subsidiary, Sea View Restaurants, Inc. ("Sea View"):

         GLADSTONE'S 4 FISH. Gladstone's is one of Southern California's best known fresh seafood restaurants. In 1972, the original Gladstone's was opened as a small, 80-seat establishment in Santa Monica Canyon near the Pacific Ocean in Santa Monica, California. In 1981, Gladstone's was moved to its present location on the beach at the intersection of Sunset Boulevard and Pacific Coast Highway in Pacific Palisades, California. Based on restaurant industry surveys, Gladstone's is one of the top grossing restaurants in America. The 10,000 square foot interior of Gladstone's seats approximately 400, while the outside deck has a seating capacity of approximately 300 in a 6,000 square foot area. Gladstone's is open 365 days a year for lunch and dinner.
Breakfast is served on weekends.

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

            Sandwich and salad prices begin at $9.20, with dinner entrees beginning at $15.40. A typical dinner entree includes soup or salad, a loaf of hot sourdough bread, fresh vegetable and rice or potato. Gladstone's average check, including beverages and desserts, is approximately $22.65. Gladstone's portion sizes are very large and food that cannot be finished is wrapped in a gold foil animal "sculpture." The gold foil, which is manufactured specially for Gladstone's, is a signature element of the restaurant. Gladstone's is also well known for the full barrels of peanuts that are always available free of charge to guests and free "mile-high" cake for all birthday and anniversary celebrations.


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

           RJ's menu specializes in classic American food. RJ's signature items include barbecued beef and baby back pork ribs and a very extensive salad bar. RJ's menu also includes a wide selection of sandwiches and salads. Sandwich and salad pricing begins at $6.99 with dinner entrees starting at $12.99. RJ's average check is approximately $17.00. As with Gladstone's, portion sizes are very generous and waitstaff are trained to wrap all leftovers in signature gold foil animal sculptures.

RESTAURANT OPERATIONS - GLADSTONE'S CONCESSION AGREEMENT

         Sea View operates Gladstone's pursuant to a 20 year concession agreement with the County of Los Angeles ("County") that commenced November 1, 1997 following the expiration of its prior agreement. The agreement includes minimum annual rent payments of $1,750,000, an increase of approximately $600,000 over rents paid in fiscal 1997. Percentage rents based on 10% of food sales and 12% of the sales of alcoholic beverages, merchandise and parking lot revenue will be payable to the extent that percentage rents exceed the minimum annual rent. The agreement further requires the expenditure of at least $2,700,000 for renovations to the restaurant facility by January, 1999. During the first two years of the agreement, minimum annual rent is reduced by $218,750 per year. See Part II, Item 7 "Management's discussion and analysis of financial condition and results of operations."

         The agreement also requires Sea View to post a $2,000,000 letter of credit in favor of the County, as a security deposit. The County may draw upon the letter of credit if Gladstone's fails to pay rent as it comes due. The required amount of the letter of credit will be reduced to an amount equal to three months minimum rent upon Sea View's satisfaction of certain conditions, including completion of the required capital improvements and maintenance of certain net worth levels.


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

         Gladstone's also has developed other unique programs that are a key element of its marketing plan. Placemats used at each table are printed daily, allowing guests that have made a reservation to print a unique message such as welcoming a special friend, announcing the celebration of a birthday, anniversary or other special occasion. Guests are encouraged to take a placemat home as a reminder of their special experience at Gladstone's. An electronic message board is located in the front of the restaurant that is also used to welcome guests with special messages. All special occasions are also celebrated with a free picture that is placed in a customized photo sleeve to serve as a reminder of the special experience at Gladstone's.

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

GOVERNMENT REGULATIONS

            The Registrant is subject to various federal, state and local laws affecting its business. Each restaurant is subject to licensing and regulation by a number of governmental authorities, including alcoholic beverage control, coastal development, health, safety and fire agencies. The Registrant has not experienced problems in obtaining or renewing required permits or licenses. The failure to receive or retain, or a delay in obtaining any significant license or permit could adversely impact the Registrant's operations.

           Alcoholic beverage control regulations require that each restaurant apply to a state authority for a license or permit to sell alcoholic beverages on the premises. Licenses must be renewed annually and may be revoked or suspended, for cause, at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operation of each restaurant, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing and storage and dispensing of alcoholic beverages. Failure by the Registrant to retain its liquor license could adversely impact the Registrant's operations.

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

LICENSE AGREEMENT

         GLADSTONE'S/UNIVERSAL CITY - In 1992 the Registrant entered into a license agreement with MCA Development Venture Two ("MCADVT"), an affiliate of Universal Studios, Inc., which permits MCADVT to use the Gladstone's 4 Fish name and trademarks at a restaurant in their CityWalk development located in Universal City, California in exchange for a royalty fee of .8% of the restaurant's gross receipts during such use. The Gladstone's 4 Fish restaurant at CityWalk opened in May 1993. Fees received pursuant to this agreement during fiscal 1998 were approximately $81,000.

TRADEMARKS

         The Registrant and/or Sea View has registered several of its marks relating to the operation of Gladstone's and R.J.'s as trademarks and service marks and regards such marks as having significant value and as being an important factor in the marketing of its restaurants.

COMPETITION

         The Registrant's restaurants compete with a wide variety of restaurants, ranging from national and regional restaurant chains to locally owned restaurants. Restaurants historically have represented a high-risk investment in a very competitive industry. Many of the Registrant's competitors have significantly greater financial resources than the Registrant. The restaurant business is often affected by changes in consumer tastes and discretionary spending patterns, national and regional economic conditions, demographic trends, consumer confidence in the economy, traffic patterns and the type, number and location of competing restaurants. Any change in these factors could adversely impact the Registrant. Management believes that the Registrant's restaurants are comparable in quality, and in many cases superior, to competing restaurants. There is no assurance that the Registrant's restaurants will be able to compete successfully with other restaurants in their respective areas.

EMPLOYEES

         The Registrant has approximately 280 employees in restaurant operations. None of the employees are represented by a union. The Registrant believes that its working conditions and compensation packages are competitive with those offered by its competitors and considers relations with its employees to be good.

SEASONALITY

         The Registrant's restaurant business is seasonal due to Gladstone's location on the beach in Pacific Palisades, California. As a result, sales and operating profits are higher during the summer months.


ITEM 2  PROPERTIES

         GLADSTONE'S LEASES. The current concession agreement for the restaurant provides for rent based on 10% of sales of food and non-alcoholic beverages and 12% of the sales of alcoholic beverages, merchandise, and parking lot revenue, with an annual minimum rent of $1,750,000. Rent paid under the prior and current restaurant leases for the 1998 fiscal year was approximately $1,501,000, representing approximately 12.6% of the restaurant's sales.

         R.J.'S LEASE. In December 1994, the Registrant negotiated an amended and restated lease for RJ's. The amended lease expires in December 2004 subject to a non-guaranteed extension period of five years. The amended lease further provides for monthly rental payments of $13,034 through December 2000. In January 2001 and 2004 the monthly lease payments are subject to further adjustment based on Consumer Price Index changes. Rent paid in fiscal 1998 was $152,000.

         EXECUTIVE OFFICE. The Registrant occupies approximately 2,000 square feet of office space in Pacific Palisades, pursuant to a lease that expires in September, 2002 and provides for current monthly rental payments of approximately $3,162. The lease agreement includes an option to extend the term of the lease for an additional five years.



ITEM 3  LEGAL PROCEEDINGS

         The Registrant is involved in litigation and threatened litigation arising in the ordinary course of business. Management of the Registrant does not believe that resolution of any such matters will have a material adverse effect on its business. Reference is made to Part II, Item I of the Registrant's quarterly report on Form 10-Q for the three months ended October 31, 1997, regarding the settlement of a lawsuit with a former employee.


ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matter was submitted to a vote of the Registrant's stockholders during the fourth quarter of the fiscal year ended April 30, 1998.


PART II

ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

         The shares of Registrant's common stock are listed on the OTC Bulletin Board under the symbol "CBHR".

         Market price information for the Registrant's common stock listed below is taken from the OTC Bulletin Board.

                                                                           BID PRICE
                                                                  -------------------------
                  FISCAL 1997                                     HIGH                  LOW
                  -----------                                     ----                  ---
                  First Quarter                                   (A)                   (A)
                  Second Quarter                                  (A)                   (A)
                  Third Quarter                                   (A)                   (A)
                  Fourth Quarter                                  (A)                   (A)

                  FISCAL 1998
                  -----------
                  First Quarter                                   (A)                   (A)
                  Second Quarter                                  (A)                   (A)
                  Third Quarter                                   (A)                   (A)
                  Fourth Quarter                                  (A)                   (A)

                  FISCAL 1999
                  -----------
                  First Quarter (through 7/15/98)                 (A)                   (A)


            At July 21, 1998, the Registrant had approximately 868 shareholders of record.

           (A) - Since August 14, 1995 there have been no posted bid prices for the Registrant's common stock.

         DIVIDENDS The Registrant has not paid a dividend on its common stock since fiscal 1985. The Registrant presently intends to retain any earnings to repay indebtedness and finance its operations and does not anticipate declaring cash dividends in the foreseeable future.


ITEM 6  SELECTED FINANCIAL DATA

         The following table sets forth the selected financial data and operating data for the five years ended April 30, 1998 and is derived from the audited consolidated financial statements of the Registrant. The consolidated financial data in the following table is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other financial and statistical information included elsewhere in this Form 10-K.

                                                                            YEARS ENDED APRIL 30,
                                                  ----------------------------------------------------------------------
                                                    1998            1997           1996           1995            1994
                                                  --------        --------       --------       --------        --------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income Statement Data:
     Sales                                        $ 14,162        $ 15,164       $ 15,257       $ 14,160        $ 13,924

     Income (loss) from operations
       before extraordinary items                   (1,420)            327            577         (3,419)         (1,372)
     Income (loss) per common share
       from operations before
       extraordinary items                            (.42)            .10            .20         (12.21)          (4.93)

     Extraordinary item (a)                             --              --             --          2,540              --
     Income per common share from
     extraordinary items                                --              --             --           9.07              --

     Net Income (loss)                              (1,420)            327            577           (879)         (1,372)

    Net Income (loss) per common share
       Basic                                          (.42)            .10            .20          (3.14)          (4.93)
       Diluted                                        (.42)            .10            .18          (3.14)          (4.93)
Balance Sheet Data:

     Total assets                                 $  3,321        $  5,078       $  6,060       $  6,709        $ 10,369
     Long-term debt, net of current portion             --              --          1,500          3,559           8,166

(a) Extraordinary Gain recognized in connection with the December 1994 restructuring- See note B to the Financial Statements

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

            Total sales for the fiscal year ended April 30, 1998 were $14,162,000, a decrease of $1,002,000 or 6.6% as compared to the year ended April 30, 1997. The Registrant's Gladstone's 4 Fish restaurant is located on the beach in Pacific Palisades, California and is dependent, to a certain extent, on favorable weather and tourism. Gladstone's has a large outside deck overlooking the Pacific ocean, which is a very popular destination but is only open as weather permits. Gladstone's 4 Fish sales experienced a significant decline during the fourth quarter of Fiscal 1998 due to adverse weather and road closures caused by the "El Nino" storms. On a sales per week basis, Sea Views weekly sales were $ 272,000 for the 52 weeks ended April 30, 1998 compared with weekly sales of $291,000 for the 52 weeks ended May 1, 1997, a decrease of 6.6%.

         Total sales for the year ended April 30, 1997 decreased $93,000 or .6% compared with the year ended April 30, 1996. The Registrant's 1997 fiscal year included 52 weeks during the most recent fiscal year compared with 53 weeks in the prior year. On a sales per week basis, Sea View's weekly sales were $291,000 for the 52 weeks ended May 1, 1997 compared with $288,000 for the 53 weeks ended May 2, 1996, an increase of 1.3%.

         In May 1993, MCA Development, Inc.("MCAD") opened a Gladstone's 4 Fish at its Citywalk project in Universal City, California pursuant to a license agreement between the Registrant and a subsidiary of MCAD. License fees for the fiscal years ended April 30, 1998, 1997 and 1996 were $81,000, $78,000 and $76,000, respectively.

COST OF GOODS SOLD

          Cost of goods sold includes all food, beverages, liquor, direct labor and other operating expenses, including rent, of the Registrant's restaurant operations. Cost of goods sold, as a percentage of sales, for the fiscal year ended April 30, 1998 was 87.4% compared to 82.0% for fiscal 1997 and 80.9% for fiscal 1996.

          The increase in cost of goods sold, as a percentage of sales, is primarily due to an increase in Gladstone's rent expense. Gladstone's rent expense for the fiscal year ended April 30, 1998 was $1,501,000 as compared to $1,116,000 for the fiscal year ended April 30, 1997; an increase of 34.5%. The increase in Gladstone's rent is attributable to the new concession agreement between the Registrant and the county of Los Angeles that commenced on November 1, 1997. Minimum annual rent for the first two years of the agreement is $1,531,250 per year, increasing to $1,750,000 per year over the remaining eighteen years of the agreement. The Registrant records rent expense on a straight line basis over the life of the agreement.

           The Registrant's labor costs have been impacted by the implementation of a higher minimum wage. Beginning October 1, 1996, federal and state legislation mandated four separate increases in the minimum wage to the current California state minimum wage of $5.75 per hour, $.60 per hour above the new federal standard. At present, the state of California, unlike most states, does not allow any adjustment of minimum wage for employees that receive tips. These wage increases, unless offset by an adjustment for tipped employees, have and will continue to have an adverse impact on the Registrant's labor costs. The Registrant also believes that these mandated increases in minimum wage have resulted in higher prices paid for most major food products. To partially offset the higher food and labor costs, the Registrant has implemented certain menu price increases at both of its restaurants.

         The increase in cost of goods sold for fiscal 1997, is primarily due to significantly higher prices paid for certain key food products, including live Maine lobster, dungeness crab, fresh poultry and most dairy products. Prices on these items, except for dungeness crab, began to moderate in the second half of the 1997 fiscal year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expense for the year ended April 30, 1998 increased $583,000 or 52.4% as compared with the year ended April 30, 1997. Such increase was primarily attributable to an incentive bonus arrangement, approved by the board of directors, for two senior executives. The bonus was contingent upon (i) the execution of a new concession agreement for Gladstone's for a minimum of ten years, on terms acceptable to the board of directors and (ii) the repayment in full of Sea View's debt obligations to Bank of America. As of October 31, 1997, the two contingencies were satisfied and the bonuses were earned. The Registrant recorded a bonus expense of $370,000 for the year ended April 30, 1998, and the bonuses were paid in full as of July 15, 1998. The Registrant also recorded an expense of $68,000 for consulting fees relating to the execution of the new concession agreement for Gladstone's, and $131,000 of financing costs attributable to the letter of credit and other financing transactions. Additionally, the Registrant recorded an expense of $81,000 for the cost of repairing a rock revetment to protect Gladstone's from the ocean waves caused by the 1998 El Nino storms.

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

LEGAL AND LITIGATION SETTLEMENT

         Legal and litigation settlement expenses for the year ended April 30, 1998 increased by $323,000, or 248.5% as compared with the year ended April 30, 1997. The increase is primarily due to legal expenses and settlement costs involving an employment related litigation matter that was resolved in October 1997 (See Part II - Item 1 - Legal Proceedings in the Registrant's Form 10-Q for the three months ended October 31, 1997). Additionally, the Registrant incurred legal expenses associated with the negotiation of the new concession agreement for Gladstone's. All costs related to the negotiation of such concession agreement were expensed as incurred.

         For the year ended April 30, 1997, legal and litigation settlement expenses decreased $27,000 or 17.2% as compared with the year ended April 30, 1996. This decrease is primarily due to the elimination of certain litigation that was active during Fiscal 1996.


INTEREST EXPENSE

         For the year ended April 30, 1998, the Registrant recorded interest expense of $15,000, net of interest income of $19,000, primarily related to the revolving line of credit. The balance of interest expense for fiscal year 1998 is related to a capital lease for certain restaurant equipment.

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

INCOME TAX EXPENSE

           For the year ended April 30, 1998, 1997, and 1996, the Registrant recorded income tax expense of $38,000, $21,000, and $16,000, respectively, representing federal and state taxes, primarily alternative minimum tax.

IMPACT OF YEAR 2000

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Registrant's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         The Registrant has determined that it will be required to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Registrant also has initiated formal communications with its significant suppliers and large customers to determine the extent to which the Registrant's interface systems are vulnerable to those third parties' failure to remediate their own year 2000 Issues. The Registrant presently believes that with modifications to existing software and conversion to new software, the cost of which is not expected to be material to the Registrant's results of operation or financial position, the Year 2000 Issue will not pose significant operational problems for its computer systems. The Registrant will use both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Registrant anticipates completing the Year 2000 project prior to any anticipated impact on its operating systems. However, if such modifications and conversions are not made, or are not completed timely, the year 2000 Issue could have a material adverse effect on the operations of the Registrant. Likewise, there can be no assurance that the systems of other companies on which the Registrant's systems rely will be timely converted and would not have a material adverse effect on the Registrant.

LIQUIDITY AND CAPITAL RESOURCES

         Sea View and the County executed a twenty year concession agreement for Gladstone's that commenced on November 1, 1997. The terms of the agreement require Sea View to post a $2,000,000 letter of credit as a security deposit for rental payments due to the County. In the event that rents are not paid when due, the County may draw upon the letter of credit. The letter of credit will be reduced after three years if Sea View completes certain capital improvement obligations and meets a minimum net worth test for the prior twelve months. The agreement also requires that Sea View complete at least $2,700,000 in renovations to the restaurant facility by January 1999.

         The Registrant posted the letter of credit by utilizing cash collateral provided by Overhead Partners, L.P. ("Overhead"), an entity affiliated with one of the Registrant's principal shareholders and with a member of its board of directors. The letter of credit expires on October 31, 1998, unless extended prior to expiration. In consideration of providing the cash collateral, the Registrant paid Overhead $80,000 for the period November 1, 1997 through April 30, 1998, and will pay an additional fee of $100,000 for the period beginning May 1, 1998 through October 31, 1998. In the event that any amounts are drawn down on the letter of credit, such amounts will automatically convert into a debt obligation of the Registrant, payable with interest ninety days (or earlier under certain circumstances) from the date of such conversion.

         On September 8, 1997, Sea View repaid all remaining debt obligations under its loan agreement with Bank of America. (See Note E to the Consolidated Financial Statements for further information). On November 24, 1997, Sea View entered into a one year, $1,000,000 unsecured line of credit agreement with Outside LLC, an entity affiliated with Overhead, with one of the Registrant's principal shareholders and with a member of its board of directors. This agreement provides for interest of 10% on all amounts borrowed, requires a commitment fee of 1.25% of the total line and is guaranteed by the Registrant. The line will be used by Sea View for seasonal working capital needs as well as for certain renovations to Gladstone's. At April 30, 1998, $700,000 was borrowed and outstanding on the line of credit.

         The Registrant is currently evaluating available options to raise the necessary funds or receive appropriate commitments to complete the required renovations to Gladstone's. The Registrant has an offer and term sheet with a related party regarding the providing of long term financing of $2,000,000 to $3,000,000 subject to certain conditions of closing. The Registrant is seeking to procure funding prior to October 1998, when the major renovations to Gladstone's are anticipated to begin. There can be no assurance that the Registrant will be successful in completing the required equity or debt financing. Failure to substantially commence construction, as defined in the concession agreement, is an event of default under such agreement.

         The Registrant is also exploring various opportunities to expand its operations. The Registrant's ability to expand is subject to the availability of debt or equity financing on terms that are acceptable to the Registrant. There can be no assurance that such financing will be available.

         Capital expenditures for the year ended April 30, 1998 totaled approximately $204,000. The terms of the concession agreement between Sea View and the County require Sea View to expend approximately $2,700,000 on renovations to Gladstone's. The timing of such renovations is subject to the receipt of all necessary permits. While the Registrant has begun to incur capital expenditures related to the renovations, the majority of these costs will be incurred in Fiscal 1999.



                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

          Except for the historical information contained herein, certain statements in this Form 10-K, including statements in this Item and in "Business" are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Registrant, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Registrant's ability to secure adequate debt or equity financing in order to comply with the terms of the new concession agreement, including the maintenance of a $2,000,000 letter of credit, the payment of significantly higher rental payments and completion of required renovations; the Registrant's ability to generate an operating profit based on the terms of the concession agreement; the impact on the Registrant of the Year 2000 Issue; that its principal source of cash is funds generated from operations; that restaurants historically have represented a high risk investment in a very competitive industry; general and local economic conditions, which can, among other things, impact tourism, consumer spending and restaurant revenues; weather and natural disasters, such as earthquakes and fires, which can impact sales at the Registrant's restaurants; quality of management; changes in, or the failure to comply with, governmental regulations; unexpected increases in the cost of key food products, labor and other operating expenses in connection with the Registrant's business; and other factors referenced in this Form 10-K and the Registrant's other filings with the SEC.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Not Applicable

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       CALIFORNIA BEACH RESTAURANTS, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                               Page
                                                                               ----
         Report of Independent Auditors                                         15

         Consolidated Balance Sheets - April 30, 1998 and 1997                  16

         Consolidated Statements of Operations for each of the three
           years in the period ended April 30, 1998                             18

         Consolidated Statements of Stockholders' Equity (Deficit) for
           each of the three years in the period ended April 30, 1998           19

         Consolidated Statements of Cash Flows for each of the
           three years in the period ended April 30, 1998                       20

         Notes to Consolidated Financial Statements                             22

         Schedule No.      Description

          I                Condensed Financial Information of Registrant
                           California Beach Restaurants, Inc. (1996 and 1997)   35

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


ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

               None

PART III


ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


       Information concerning directors and executive officers is incorporated herein by reference from the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's 1998 Proxy Statement, or if such Proxy Statement is not filed within 120 days of the Registrant's fiscal year end, such information will be included in an amendment to this Form 10-K filed within such timeframe.


ITEM 11  EXECUTIVE COMPENSATION


       Information concerning executive compensation is incorporated herein by reference from the section entitled "Executive Compensation" in the Registrant's 1998 Proxy Statement, or if such Proxy Statement is not filed within 120 days of the Registrant's fiscal year end, such information will be included in an amendment to this Form10-K filed within such timeframe.


ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND  MANAGEMENT

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's 1998 Proxy Statement, or if such Proxy Statement is not filed within 120 days of the Registrant's fiscal year end, such information will be included in an amendment to this Form10-K filed within such timeframe.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information concerning certain relationships and related transactions is incorporated herein by reference from the section entitled "Certain Relationships and Related Transactions" in the Registrant's 1998 Proxy Statement, or if such Proxy Statement is not filed within 120 days of the Registrant's fiscal year end, such information will be included in an amendment to this Form10-K filed within such timeframe.


PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K

(a)(1)   Financial Statements

                                                                                      Page No.
                                                                                      --------
         Report of Independent Auditors                                                 15

         Consolidated Balance Sheets - April 30, 1998 and 1997                          16

         Consolidated Statements of Operations for each of the three years
           in the period ended April 30, 1998                                           18

         Consolidated Statements of Stockholders' Equity (Deficit) for
           each of the three years in the period ended April 30, 1998                   19

         Consolidated Statements of Cash Flows for each of the three years
           in the period ended April 30, 1998                                           20

         Notes to Consolidated Financial Statements                                     22

     (2)  Financial Statement Schedule

         Schedule No.       Description

         I                  Condensed Financial Information of Registrant,
                            California Beach Restaurants, Inc. (1996 and 1997)          35

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

     (3)  Exhibits

                  The exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report on Form 10-K.

(b)      Reports on Form 8-K
         None

(c)      Exhibits
         All exhibits required by Item 601 are listed on the accompanying Index to Exhibits described in (a)(3) above.

(d)      Financial Statement Schedules
         All of the financial statement schedules which are required by the regulations of the Securities and Exchange Commission are either inapplicable or are included as part of Item 8 herein.

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
California Beach Restaurants, Inc.


We have audited the accompanying consolidated balance sheets of California Beach Restaurants, Inc. and subsidiaries as of April 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended April 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of California Beach Restaurants, Inc. and subsidiaries at April 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                             ERNST & YOUNG LLP



Los Angeles, California
June 8, 1998

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                                      April 30,
                                                            ---------------------------
                                                                1998             1997
                                                            ----------       ----------
Current Assets:

         Cash                                               $  252,000       $  626,000
         Restricted cash                                            --          475,000
         Trade and other receivables                            39,000           51,000
         Inventories                                           162,000          286,000
         Prepaid expenses                                      321,000          234,000
                                                            ----------       ----------

              Total current assets                             774,000        1,672,000
                                                            ----------       ----------

Fixed Assets - net of accumulated
         depreciation and amortization (Note C)                946,000        1,075,000

Other Assets:

             Goodwill, net of accumulated
                amortization of $5,298,000 (1998) and
                $4,584,000 (1997)                            1,427,000        2,141,000

             Other                                             174,000          190,000
                                                            ----------       ----------

                              Total Assets                  $3,321,000       $5,078,000
                                                            ==========       ==========



The accompanying notes to consolidated financial statements are an integral part of this statement.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                             April 30,
                                                                  --------------------------------
                                                                      1998                1997
                                                                  ------------        ------------
Current Liabilities:

         Accounts payable                                         $    568,000        $    673,000
         Accrued liabilities                                           895,000             713,000
         Current portion of long-term debt (Note E)                         --           1,488,000
         Revolving line of credit - related party (Note D)             700,000                  --
                                                                  ------------        ------------

               Total current liabilities                             2,163,000           2,874,000


Deferred rent                                                          207,000                  --
Other Liabilities                                                      167,000                  --

Stockholders' Equity (Notes B and G):

         Common stock, $.01 par value, authorized
          25,000,000 shares, issued and outstanding
          3,401,000 shares at April 30, 1998 and
          1997                                                          34,000              34,000

         Preferred Stock, no par value, authorized
          1,818,755 shares, none issued and
          outstanding at April 30, 1998 and 1997 (Note G)                   --                  --

         Additional paid-in capital                                 13,175,000          13,175,000
         Deficit in retained earnings                              (12,425,000)        (11,005,000)
                                                                  ------------        ------------

            Total stockholders' equity                                 784,000           2,204,000
                                                                  ------------        ------------

                 Total Liabilities and Stockholders' Equity       $  3,321,000        $  5,078,000
                                                                  ============        ============



The accompanying notes to consolidated financial statements are an integral part of this statement.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  Year Ended April 30,
                                                 ----------------------------------------------------
                                                     1998                1997                1996
                                                 ------------        ------------        ------------
Sales                                            $ 14,162,000        $ 15,164,000        $ 15,257,000

Costs and expenses:

       Cost of goods sold                          12,371,000          12,438,000          12,335,000
       Selling, general and administrative          1,696,000           1,113,000           1,014,000
       Legal and litigation settlement                453,000             130,000             157,000
       Depreciation                                   299,000             445,000             431,000
                                                 ------------        ------------        ------------
                                                     (657,000)          1,038,000           1,320,000
Other income (expenses):

       Interest expense, net                          (15,000)             (2,000)            (43,000)
       Amortization of intangible assets             (714,000)           (718,000)           (714,000)
       Other, net                                       4,000              30,000              30,000
                                                 ------------        ------------        ------------

Income (loss) before income taxes                  (1,382,000)            348,000             593,000

Income tax provision (Note F)                          38,000              21,000              16,000
                                                 ------------        ------------        ------------


Net Income (loss)                                $ (1,420,000)       $    327,000        $    577,000
                                                 ============        ============        ============


Net Income (loss) per common share:
  Basic                                          $       (.42)       $        .10        $        .20
                                                 ============        ============        ============
  Diluted                                        $       (.42)       $        .10        $        .18
                                                 ============        ============        ============

Weighted average shares outstanding:

   Basic                                            3,401,000           3,401,000           2,931,000

   Diluted                                          3,401,000           3,401,000           3,401,000



The accompanying notes to consolidated financial statements are an integral part of this statement.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                Series A Convertible
                                       Common Stock                Preferred Stock         Additional   Deficit in
                                --------------------------  ---------------------------     paid-in      Retained
                                   Shares        Amount        Shares         Amount        capital       Earnings         Total
                                ------------  ------------  ------------   ------------   ------------  ------------   ------------
Balance at April 30, 1995            280,000  $      3,000     2,223,556   $  1,694,000   $ 10,853,000  $(11,909,000)  $    641,000

Conversion of Series A
   Convertible Preferred Stock
   into common stock               2,181,000        22,000    (2,223,556)    (1,694,000)     1,672,000            --             --

Common stock issued
   pursuant to Rights Offering       244,000         2,000            --             --         77,000            --         79,000

Conversion of 9.75%
   Convertible Subordinated
   Notes                             696,000         7,000            --             --        573,000            --        580,000

Net Income                                --            --            --             --             --       577,000        577,000
                                ------------  ------------  ------------   ------------   ------------  ------------   ------------

Balance at April 30, 1996          3,401,000        34,000            --             --     13,175,000   (11,332,000)     1,877,000

Net Income                                --            --            --             --             --       327,000        327,000
                                ------------  ------------  ------------   ------------   ------------  ------------   ------------

Balance at April 30, 1997          3,401,000        34,000            --             --     13,175,000   (11,005,000)     2,204,000

Net Loss                                  --            --            --             --             --    (1,420,000)    (1,420,000)
                                ------------  ------------  ------------   ------------   ------------  ------------   ------------


Balance at April 30, 1998          3,401,000  $     34,000            --             --   $ 13,175,000  $(12,425,000)  $    784,000
                                ============  ============  ============   ============   ============  ============   ============



       The accompanying notes to consolidated financial statements are an integral part of this statement.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Year Ended April 30,
                                                    -----------------------------------------------
                                                        1998              1997              1996
                                                    -----------       -----------       -----------
Operating activities:

    Net Income (loss)                               $(1,420,000)      $   327,000       $   577,000

    Adjustments to reconcile net income (loss)
    to cash provided by operations:
      Depreciation and amortization                   1,013,000         1,163,000         1,145,000
      Loss on retirement of fixed assets                 34,000                --                --

Changes in operating assets and liabilities:

      Restricted cash                                   475,000            25,000                --
      Trade and other receivables                        12,000           (24,000)           (5,000)
      Inventories                                       124,000           (25,000)            1,000
      Prepaid expenses                                  (87,000)          (31,000)          (48,000)
      Accounts payable                                 (105,000)          (24,000)           32,000
      Accrued liabilities                               182,000           (57,000)           87,000
      Increase in deferred rent                         207,000                --                --
      Increase in other liabilities                     167,000                --                --
                                                    -----------       -----------       -----------
Cash provided by operations                             602,000         1,354,000         1,789,000
                                                    -----------       -----------       -----------

Investing activities:

     Increase (decrease) in other assets                 16,000           (14,000)          (33,000)
     Additions to fixed assets                         (204,000)         (110,000)         (259,000)
                                                    -----------       -----------       -----------
Net cash used in investing activities                  (188,000)         (124,000)         (292,000)
                                                    -----------       -----------       -----------
Financing activities:

     Principal payments on borrowings                (1,488,000)       (1,228,000)       (1,242,000)
     Borrowings                                         700,000                --                --
     Redemption of 9.75% Convertible
        Subordinated Notes                                   --                --          (203,000)
Net proceeds from Rights Offering                            --                --            79,000
                                                    -----------       -----------       -----------

Net cash used in financing
   activities                                          (788,000)       (1,228,000)       (1,366,000)
                                                    -----------       -----------       -----------



The accompanying notes to consolidated financial statements are an integral part of this statement.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                                                       Year Ended April 30,
                                            ----------------------------------------
                                               1998            1997           1996
                                            ---------       ---------      ---------
Net increase (decrease) in cash             $(374,000)      $   2,000      $ 131,000
Cash at beginning of period                   626,000         624,000        493,000
                                            ---------       ---------      ---------
Cash at end of period                       $ 252,000       $ 626,000      $ 624,000
                                            =========       =========      =========
Supplemental disclosures of cash flow
information:

Cash paid during the year for:
Interest                                    $  22,000       $   2,000      $  70,000
                                            =========       =========      =========
Income taxes                                $   7,000       $  30,000      $   2,000
                                            =========       =========      =========



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

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


 BUSINESS

         The Registrant has operations in a single business segment, the ownership and management of two restaurants, Gladstone's 4 Fish and RJ's - Beverly Hills.

 FISCAL YEAR

         The Registrant's fiscal year ends on April 30. The Registrant's restaurant operations are conducted through its wholly-owned subsidiary, Sea View Restaurants, Inc. ("Sea View"). Sea View's fiscal year is the 52 or 53 week period ending on the Thursday closest to April 30. Fiscal year 1998 ended on April 30, 1998 and contained 52 weeks. Fiscal year 1997 ended on May 1, 1997 and contained 52 weeks while fiscal year 1996 ended on May 2, 1996 and contained 53 weeks.

 CONSOLIDATION

         The consolidated financial statements of California Beach Restaurants, Inc. and subsidiaries include the accounts of the parent company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

 RESTRICTED CASH

           At April 30, 1998 and 1997, the Registrant had $0 and $475,000, respectively, in restricted cash. The restricted cash balance at April 30, 1997 was maintained pursuant to a financial covenant of the Registrant's restructured bank loan (see Note B).

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

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

 INCOME TAXES

          The Registrant uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes."


 NET INCOME (LOSS) PER SHARE

           Net income (loss) per share has been computed in accordance with SFAS No. 128, "Earnings per share."

 GOODWILL

           Goodwill is stated at cost and is being amortized using the straight-line method over 10 years. The remaining amortization period will result in future annual amortization expense of approximately $714,000.

  STOCK-BASED COMPENSATION

           The Registrant has elected to continue to account for its stock-based compensation arrangements using the intrinsic value-based method prescribed by Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. In October 1995, the Financial Accounting Standards Board issued "Accounting for Stock-based Compensation" (SFAS No. 123). The statement is effective for fiscal years beginning after December 15, 1995. Under SFAS No. 123, stock-based compensation expense is measured using either the intrinsic value method as prescribed by Accounting Principle Board Opinion No. 25 or the fair value method described in SFAS No.
 123. The Registrant adopted the pro forma disclosure requirements of SFAS No. 123 in Fiscal 1997 (See note G).

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

 NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED



LONG-LIVED ASSET

           The Registrant adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" effective with its fiscal year ending April 30, 1997. SFAS No. 121 requires an entity to review long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment losses are recognized when the carrying amount of the asset exceeds the estimated fair value of the asset. There was no impact on the Registrant as a result of implementing SFAS No. 121.

 USE OF ESTIMATES

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

 RECLASSIFICATIONS

         Certain amounts have been reclassified in the Fiscal 1997 and Fiscal 1996 financial statements to conform to the Registrant's 1998 presentation.

 NOTE  B -  RESTRUCTURING OF SENIOR AND SUBORDINATED
            CONTINGENT DEBT AND PRIVATE PLACEMENT

         On December 22, 1994, the Registrant completed a restructuring of Sea View's bank loan and settlement of a contingent note, and concurrently completed a private placement of securities to finance such restructuring and settlement. At the date of the bank debt restructuring, the Registrant owed the bank $8,166,000 in principal and $1,514,000 in accrued and unpaid interest. The restructured bank loan provided for the payment by Sea View of an aggregate of $4,700,000, of which $1,300,000 was paid on or before December 22, 1994, and a balance of $3,400,000 which was represented by two notes; a senior secured note in the amount of $3,000,000, bearing interest at 12% per annum, and payable at varying monthly amounts through October 31, 1997, and a junior secured note in the amount of $400,000 accruing interest at 12% per annum with both interest and principal payable in a single lump sum on October 31, 1997. Interest to maturity on the senior secured and junior secured notes of $563,000 and $157,000, respectively was included in the carrying value of such notes, in accordance with Financial Accounting Standards Board Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring", and was not recognized as interest expense through October 31, 1997. Such notes were guaranteed by the Registrant. As additional consideration for the debt restructuring, the Registrant issued to the bank 1,223,556 shares of a new issue Series A Convertible Preferred Stock ("Convertible Preferred Stock") that converted into 1,200,000 shares of common stock on May 1, 1995 upon the filing of a Certificate of Amendment to the Articles of Incorporation of the Registrant effecting a one for 33.286962 reverse stock split (constituting 30% of the combined voting power of all outstanding shares on a fully diluted basis). The bank was also entitled to two representatives on the Board of Directors of the Registrant until the restructured debt had been repaid or the bank had sold at least 25% of its stock holdings. Also, the bank is entitled to participate in certain future equity offerings by the Registrant in order to maintain its percentage equity ownership.

         The private financing which raised the funds necessary to effect the bank debt restructuring and Contingent Note settlement, involved a total investment of $1,600,000, excluding expenses, consisting of $817,290 of Convertible Preferred Stock and $782,710 of Convertible Notes. 1,000,000 shares of the Convertible Preferred Stock were issued at $.81729 per share. These shares automatically converted into common stock on May 1, 1995 upon the filing of a Certificate of Amendment to the Articles of Incorporation of the Registrant effecting a one for 33.286962 reverse stock split.



 NOTE C  - FIXED ASSETS

 Detail of the Registrant's fixed assets are listed below:

                                                              April 30,
                                                    -----------------------------
                                                        1998              1997
                                                    -----------       -----------
Construction in Progress                            $    74,000       $        --
Leasehold improvements                                2,732,000         2,754,000
Furniture and equipment                               1,003,000           925,000
                                                    -----------       -----------

                                                      3,809,000         3,679,000
Less accumulated depreciation and amortization       (2,863,000)       (2,604,000)
                                                    -----------       -----------

                                                    $   946,000       $ 1,075,000
                                                    ===========       ===========



NOTE D  - REVOLVING LINE OF CREDIT - RELATED PARTY

         On November 24, 1997 Sea View entered into a one year, $1,000,000 unsecured line of credit agreement with Outside LLC, an entity affiliated with one of the Registrant's principal shareholders and with a member of its board of directors. This agreement provides for interest of 10% on all amounts borrowed, requires a commitment fee of 1.25% of the total line and is guaranteed by the Registrant. The line will be used by Sea View for seasonal working capital needs as well as for certain renovations to Gladstone's. At April 30, 1998, $700,000 was borrowed and outstanding under the line of credit. The line of credit restricts any distribution to the Registrant except for distributions for taxes paid or for repayment of intercompany loans.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

 NOTE E   - DEBT


         During 1990 Sea View entered into a loan agreement with a bank in connection with the acquisition of its restaurant operations. On December 22, 1994 Sea View completed a restructuring of its bank debt and entered into an Amended and Restated Loan Agreement ("Amended Loan") (See Note B). The Amended Loan included a senior secured note in the principal amount of $3,000,000, bearing interest at 12% per annum, and payable at varying monthly amounts through October 31, 1997, and a junior secured note in the amount of $400,000 accruing interest at 12% per annum with both interest and principal payable in a single lump sum on October 31, 1997. Interest to maturity on the senior secured and junior secured notes was included in the carrying value of such notes, in accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring," and was recognized as interest expense over the repayment term. At April 30, 1997, the balance of the senior secured note was $931,000, including $31,000 of future interest costs and the balance on the junior secured note was $557,000, including $30,000 of future interest costs. The senior secured note and junior secured note were fully repaid on September 8, 1997.


          The Amended Loan required that Sea View meet certain financial covenants and restricted capital expenditures, payment of dividends, repurchases of common stock, acquisitions or mergers, disposition of property and the ability to incur or assume additional indebtedness.

 NOTE F - INCOME TAXES

          The provision for income taxes consists of the following:

                                               Year Ended April 30,
                                   ---------------------------------------------
                                     1998               1997               1996
                                   -------            -------            -------
Current:
  Federal                          $26,000            $ 2,000            $12,000
  State                             12,000             19,000              4,000
                                   -------            -------            -------
                                   $38,000            $21,000            $16,000
                                   =======            =======            =======

Deferred:
  Federal                          $    --            $    --            $    --
  State                            $    --            $    --            $    --
                                   -------            -------            -------
                                   $    --            $    --            $    --
                                   =======            =======            =======

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

           As of April 30, 1998, the Registrant has available for federal income tax purposes net operating loss carryovers available to offset certain future taxable income of approximately $4,609,000 and state net operating loss carryovers of approximately $1,518,000 which expire from 1999 through 2010.


         As a result of changes in control in prior years, net operating losses of $4,126,000 that expire through 2010 are subject to certain restrictions which limit their future use to approximately $277,000 per year. As a result of this limitation, approximately $802,000 of these net operating loss carryforwards may expire without any utilization.

         The restructuring transactions described in Note B qualified for the Stock-for-Debt exception in Internal Revenue Code Section 108. Accordingly, the cancellation of debt income amount was not taxable for income tax purposes.

         The effective income tax rate on income (loss) varied from the statutory federal income tax rate as follows:

                                             1998          1997          1996
                                            ------        ------        ------
Statutory federal rate                       (34.0)%        35.0%         35.0%
Increase (decrease):
  State income taxes, net of
    federal tax benefit                         .1           5.5            .7
  Reduction in valuation reserve as a
    result of the utilization of net
    operating loss carryforwards                --         (35.0)        (35.0)
  Alternative Minimum Tax                       --            .5           2.0
  Operating losses which resulted in
    no current Federal tax benefit            34.0            --            --
                                            ------        ------        ------

Effective income tax rate                       .1 %         6.0%          2.7%
                                            ======        ======        ======


          As of April 30, 1998 and 1997, the tax effect of the net operating loss carryforwards and net deferred tax assets, for which a 100% valuation allowance has been provided and which have not been recognized in the Registrant's financial statements, is as follows:

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                                                     1998              1997
                                                 -----------       -----------
           Depreciation and amortization         $ 2,182,000       $ 1,568,000
           Nondeductible accruals                     54,000            49,000
           Net operating loss carryforwards        1,708,000         2,025,000
                                                 -----------       -----------
              Total deferred assets                3,944,000         3,642,000
                                                 -----------       -----------

          Valuation allowance                     (3,944,000)       (3,642,000)
                                                 -----------       -----------
              Net deferred assets                $        --       $        --
                                                 ===========       ===========


NOTE G - STOCKHOLDERS' EQUITY

 Convertible Preferred Stock:

           On December 22, 1994, the Registrant issued 1,223,556 shares of Convertible Preferred Stock to its bank pursuant to an agreement whereby the bank restructured certain outstanding senior secured debt (See Note B). These shares were valued at $980,000, net of issuance expenses of $20,000. The Registrant also sold 1,000,000 shares of Convertible Preferred Stock at $.81729 per share in a private placement on December 22, 1994. Funds received from this private placement were used to effect the restructuring of the senior secured debt.

           On May 1, 1995, the bank's Convertible Preferred Stock and the private placement Convertible Preferred Stock automatically converted into 1,200,000 and 980,748 shares of common stock, respectively, upon the filing of a Certificate of Amendment to the Articles of Incorporation of the Registrant effecting a one for 33.286962 reverse stock split. Upon such conversion, no shares of Convertible Preferred Stock remain outstanding.


 Rights Offering:

          On October 18, 1995, the Registrant completed a Rights Offering to certain shareholders that did not participate in the December 22, 1994 private placement. Eligible shareholders as of September 11, 1995 received 4.7215 rights for each share of stock that they owned. Each right entitled the holder to purchase one share of common stock at $.83 per share. The Registrant raised approximately $203,000 from the exercise of 244,020 rights. The proceeds from the offering were distributed to holders of the convertible note on a prorata basis. The unredeemed portion of the convertible notes converted into 696,000 shares of common stock.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

 NOTE G - STOCKHOLDERS' EQUITY -CONTINUED

 Stock Options:

         The Omnibus Stock Plan, which received shareholder approval in April 1995, provides for the issuance of a maximum of 1,000,000 shares of common stock. The plan provides for the issuance of stock options, stock appreciation rights, restricted stock and other awards to participants as selected by the Stock Plan Committee of the Board of Directors, which administers the plan. Options granted pursuant to all of these plans have expiration dates which do not exceed ten years from the date of grant.

         The Registrant has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Registrant's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Registrant had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: weighted-average risk-free interest rate of 6% for 1996, 1997 and 1998, dividend yields of 0% for 1996, 1997 and 1998, weighted-average volatility factors of the expected market price of the Registrant's common stock ranging from .15 to .30; and a weighted-average expected life of the option of five years. There have been no posted bid prices for the Registrant's common stock since 1995. The amortization of the fair value of options granted was immaterial for 1996, 1997 and 1998.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Registrant's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in the management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         The following schedule summarizes the changes in stock options for the three years ended April 30, 1998 under the plans:

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                                      Number of        Exercise    Weighted Average
                                       Options          Price       Exercise Price
                                      ---------        --------    ----------------
Outstanding at April 30, 1995          590,500     $ .83-$33.29        $    .86

          Granted                       30,000              .83             .83
          Cancelled                    (41,000)             .83             .83
          Exercised                         --               --              --
                                      --------         --------        --------

Outstanding at April 30, 1996          579,500     $ .83-$33.29        $    .86

          Granted                           --               --              --
          Cancelled                    (40,500)       .83-33.29            1.23
          Exercised                         --               --              --
                                      --------         --------        --------

 Outstanding at April 30, 1997         539,000         $    .83        $    .83
                                      ========         ========        ========

          Granted                       48,000              .83             .83
          Cancelled                    (15,000)
          Exercised                         --               --              --
                                      --------         --------        --------

Outstanding at April 30, 1998          572,000         $    .83        $    .83
                                      ========         ========        ========

Exercisable at April 30, 1998          537,000         $    .83        $    .83
                                      ========         ========        ========


          The weighted average remaining contractual life of these options is 7 years.

         Pursuant to an existing Registration Rights Agreement, if the Registrant registers any class of equity security under the Securities Act of 1933, certain investors with a certain minimum number of shares of the Registrant's common stock, individually or in aggregate, can request that their shares be included in such registration.

          Pursuant to the terms of certain stock purchase agreements relating to the Registrant's December 1994 private placement, investors together with the bank, holding at least 20% of the common stock into which the Convertible Preferred Stock was converted have two demand registration rights to require the Registrant to register such shares for resale under the Securities Act of 1933 for resale to the public. Such investors, together with the bank, will also be entitled to certain incidental registration rights. The Registrant will pay the expenses in connection with any such incidental registrations and two such demand registrations. In December 1995, the Registrant effected a registration for resale of 3,004,282 shares on behalf of certain shareholders.
No shares were sold pursuant to such registration statement.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

 NOTE H - EARNINGS PER SHARE

         In February 1997, SFAS No. 128 "Earnings Per Share" was issued, establishing standards for computing and presenting earnings per share for publicly-held common stock or potential common stock. Statement No. 128 supersedes the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings Per Share and simplifies the standards for computing earnings per share. In addition, SFAS No. 128 replaces the presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earning per share computation. The statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. All periods presented reflect the adoption of SFAS No. 128. The impact of amounts previously reported was not material.

         A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

                                                      Year Ended April 30

                                          1998                  1997                 1996
                                      -----------           -----------          -----------

Basic EPS Computation

   Numerator                          $(1,420,000)          $   327,000          $   577,000
   Denominator:
     Weighted average common
     shares outstanding                 3,401,000             3,401,000            2,931,000
                                      -----------           -----------          -----------

       Total Shares                     3,401,000             3,401,000            2,931,000
                                      -----------           -----------          -----------

Basic EPS                             $      (.42)          $       .10          $       .20
                                      ===========           ===========          ===========

Diluted EPS Computation:
   Numerator                          $(1,420,000)          $   327,000          $   577,000
   Denominator:
     Weighted average common
      shares outstanding                3,401,000             3,401,000            2,931,000
     Incremental shares from
      assumed conversion
      of convertible notes                     --                    --              470,000
                                      -----------           -----------          -----------
           Total shares                 3,401,000             3,401,000            3,401,000
                                      -----------           -----------          -----------

Diluted EPS                           $      (.42)          $       .10          $       .18
                                      ===========           ===========          ===========


               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

 NOTE I - COMMITMENTS AND CONTINGENCIES

  LEASES

         The Registrant leases restaurant and office facilities under various non-cancelable operating leases with remaining terms ranging from one to twenty years. The terms of certain of the leases require additional rental payments based on a percentage of the restaurants' sales in excess of a minimum amount. Total amounts charged to rent expense under the Registrant's operating leases for the three years ended April 30, 1998 are summarized below:


                                        1998                1997                1996
                                     ----------          ----------          ----------
Restaurants:
Fixed minimum rentals                $1,256,000          $  630,000          $  630,000
Percentage rentals                      383,000             636,000             606,000

Other fixed minimum rentals              53,000              70,000              70,000
                                     ----------          ----------          ----------

Total                                $1,692,000          $1,336,000          $1,306,000
                                     ==========          ==========          ==========


         On November 1, 1997, Sea View and the County of Los Angeles ("County") executed a new twenty-year concession agreement. The previous agreement expired on October 31, 1997. The agreement includes minimum annual rent payments of $1,750,000, an increase of approximately $600,000 over rents paid in fiscal 1997. Percentage rents based on 10% of food sales and 12% of the sales of alcoholic beverages, merchandise and parking lot revenues will be payable to the extent that percentage rents exceed the minimum annual rent. The agreement further requires the expenditure of at least $2,700,000 for renovations to the restaurant facility by January, 1999. The Registrant has an offer and term sheet with a related party regarding the providing of long-term financing of $2,000,000 to $3,000,000 subject to certain conditions of closing. During the first two years of the agreement, minimum annual rent is reduced by $218,750 per year. Minimum annual rent will be adjusted every three years to 75% of average total rent paid, per year, for the prior three years, but in no event less than the current minimum rent. Minimum and percentage rent will be adjusted to fair market rental value after ten years to the extent fair market rental value exceeds minimum and percentage rents.

         The agreement also requires Sea View to post a $2,000,000 letter of credit in favor of the County, as a security deposit. The County may draw upon the letter of credit if Sea View fails to pay rent as it comes due. The required amount of the letter of credit will be reduced to an amount equal to three months minimum rent upon Sea View's satisfaction of certain conditions, including completion of the required capital improvements and maintenance of certain net worth levels.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

 NOTE I - COMMITMENTS AND CONTINGENCIES - CONTINUED

         The Registrant posted the letter of credit by utilizing cash collateral provided by Overhead Partners, L.P. ("Overhead"), an entity affiliated with one of the Registrant's principal shareholders and with a member of its board of directors. The letter of credit expires on October 31, 1998, unless extended prior to expiration. In consideration of providing the cash collateral, the Registrant paid Overhead $80,000 for the period November 1, 1997 through April 30, 1998, and will pay an additional fee of $100,000 for the period beginning May 1, 1998 through October 31, 1998. In the event that any amounts are drawn down on the letter of credit, such amounts will automatically convert into a debt obligation of the Registrant, payable with interest ninety days (or earlier under certain circumstances) from the date of such conversion.

         The agreement also provides, in certain circumstances, for payment to be made by Sea View to the County and/or approval rights to the County in the event transactions constituting a "Change in Ownership" or "Financing Event", as such terms are defined in the agreement, occur. These provisions may adversely affect the Registrant's ability to engage in such transactions.

         The parking lot for the Registrant's Gladstone's 4 Fish restaurant is operated by a parking operator pursuant to a management agreement whereby the Registrant pays a monthly fee for the operation of the parking facility. The Registrant receives all revenues and pays all operating expenses under this arrangement. During fiscal 1998, 1997 and 1996 the Registrant received $146,000, $151,000 and $163,000, respectively pursuant to this arrangement, net of all expenses (except rent). These amounts have been recorded as a reduction to cost of goods sold.


 Aggregate minimum annual rental commitments at April 30, 1998 were as follows:

               Year Ending April 30,
               ---------------------
                        1999                     $1,726,000
                        2000                      1,946,000
                        2001                      1,947,000
                        2002                      1,948,000
                        2003                      1,924,000
                     Thereafter                  25,636,000
                                                -----------
                                                $35,127,000
                                                ===========


               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

 NOTE I - COMMITMENTS AND CONTINGENCIES - CONTINUED


 Employment Agreements:

         Effective November 14, 1997, the Registrant entered into an employment agreement with Alan Redhead, the Registrant's Chief Executive Officer. The agreement sets forth certain of the terms of employment, including the right to receive twelve months of salary as severance pay upon (i) termination of employment without cause (as defined in the agreements) or (ii) resignation for good reason (as defined in the agreements). The term of Mr. Redhead's agreement is three years and provides for a current base salary of $214,000 subject to annual cost of living adjustments.


 Litigation:

         The Registrant is involved in litigation and threatened litigation arising in the ordinary course of business. However, it is the opinion of management that these actions, when finally concluded, will not have a material adverse effect upon the financial position of the Registrant.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES



CONDENSED BALANCE SHEETS



                                                                       April 30,
                                                                         1997
                                                                      ----------
ASSETS

CURRENT ASSETS

Cash                                                                  $  298,000
Due from affiliates                                                      845,000
                                                                      ----------
Total current assets                                                   1,143,000

INVESTMENT IN WHOLLY-OWNED SUBSIDARIES                                 1,904,000
                                                                      ----------

                                                                      $3,047,000
                                                                      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY


DUE TO AFFILIATES                                                     $       --
CURRENT LIABILITIES                                                      843,000


STOCKHOLDERS' EQUITY                                                   2,204,000
                                                                      ----------

                                                                      $3,047,000
                                                                      ==========



                  See notes to condensed financial statements.

       SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONT.

CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES


CONDENSED STATEMENTS OF OPERATIONS



                                                             Year ended April 30,
                                                        ----------------------------
                                                           1997               1996
                                                        ---------          ---------
Sales                                                   $      --          $      --

Costs and Expenses:

  Selling, general and administrative (Note B)                 --                 --
                                                        ---------          ---------
                                                                                  --
  Legal and litigation settlement                              --                 --
  Interest expense (income)                                    --            (38,000)
  Other Income                                             10,000             10,000
                                                        ---------          ---------

Income (loss) before income taxes and equity
  in net loss of subsidiaries                              10,000            (28,000)

Income tax provision (Note C)                              21,000             16,000
Equity in net income (loss) of subsidiaries               338,000            621,000
                                                        ---------          ---------

Net income (loss)                                       $ 327,000          $ 577,000
                                                        =========          =========



                  See notes to condensed financial statements.

       SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONT.

CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES


CONDENSED STATEMENTS OF CASH FLOWS

                                                            Year ended April 30,
                                                       -----------------------------
                                                          1997                1996
                                                       ---------           ---------

CASH FLOWS FROM OPERATING
  ACTIVITIES:

  Net Income (loss)                                    $ 327,000           $ 577,000

  Adjustments to reconcile net Income (loss) to cash provided by (used in) operations:


  Equity in (income) loss of subsidiaries               (338,000)           (621,000)

Changes in assets and liabilities:

  Accrued liabilities                                     21,000             (11,000)
  Due to (from) affiliates                               (12,000)            189,000
                                                       ---------           ---------

  Cash provided by (used in) operations                   (2,000)            134,000

FINANCING ACTIVITIES:

  Proceeds from the sale of Convertible
     Preferred Stock                                          --                  --

  Proceeds from issuance of Convertible Notes                 --                  --
 Net proceeds from Rights Offering                            --              79,000
 Redemption of Convertible Notes                              --            (203,000)
                                                       ---------           ---------


  Cash provided by financing activities                       --            (124,000)
                                                       ---------           ---------

Increase (Decrease) in cash                               (2,000)             10,000

Cash at beginning of period                              300,000             290,000
                                                       ---------           ---------

Cash at end of period                                  $ 298,000           $ 300,000
                                                       =========           =========



                  See notes to condensed financial statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONT.

CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES



NOTES TO CONDENSED FINANCIAL STATEMENTS



NOTE A -- ACCOUNTING POLICIES


In the parent company - only financial statements, the Registrant's investment in its wholly-owned subsidiaries is stated at cost adjusted for equity in undistributed income and losses of the subsidiaries since date of acquisition. Net undistributed losses aggregated $3,691,000 at April 30, 1998. Parent company
- only financial statements should be read in conjunction with the Registrant's consolidated financial statements. Parent company - only financial statements are not required to be presented in Fiscal 1998. The new financing does not restrict advances to the parent.


NOTE B -- SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The Registrant allocates indirect corporate selling, general and administrative expenses to each subsidiary based on the revenues generated by that subsidiary. All revenues were generated by Sea View Restaurants, Inc. for the two years ended April 30, 1997, thus no indirect selling, general and administrative expenses were allocated to the parent company.


NOTE C -- INCOME TAXES

The Registrant files its federal and state income tax returns on a consolidated basis. Under a tax sharing agreement California Beach Restaurants, Inc. has with its subsidiaries, the subsidiaries provide for income taxes on a separate basis as if they filed their own income tax returns. Any tax benefit which results from filing consolidated tax returns are recognized by the parent company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Los Angeles, in the State of California, on July 21, 1998.

                              CALIFORNIA BEACH RESTAURANTS, INC.

                              By: Alan Redhead
                                  -------------------------------------------
                                  Alan Redhead, Chief Executive Officer

                                  Samuel E. Chilakos
                                  -------------------------------------------
                                  Samuel E. Chilakos, Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                                   Title                                            Date
---------                                   -----                                            ----

Alan Redhead                                Chairman of the Board,Chief                   July 21, 1998
-------------------------------              Executive Officer and Director
Alan Redhead                                 (Principal Executive Officer)


Samuel E. Chilakos                          Vice President-Finance                        July 21, 1998
-------------------------------              Chief Financial Officer and
Samuel E. Chilakos                           Secretary (Principal Financial and
                                             Accounting Officer)

J. Christopher Lewis                        Director                                      July 21, 1998
-------------------------------
J. Christopher Lewis


Jefferson W. Asher, Jr.                     Director                                      July 21, 1998
-------------------------------
Jefferson W. Asher, Jr.


Richard P. Bermingham                       Director                                      July 21, 1998
-------------------------------
Richard P. Bermingham


Robert L. Morrison                          Director                                      July 21, 1998
-------------------------------
Robert L. Morrison


INDEX TO EXHIBITS

                                  Item 14(a) 3


ITEM                                                                                  SEQUENTIALLY
NUMBER         DESCRIPTION                                                            NUMBERED PAGE

 3.1           Restated Articles of Incorporation of California Beach
               Restaurants, Inc., as amended to date, including Certificate of Determination of Rights and Preferences of Series A Convertible
               Preferred Stock(15)

 3.2           By-Laws, as amended to-date(15)

10.10          Registration Rights Agreement dated as of March 30, 1990 between
               I.H.V. Corp., Robert J. Morris, Richard S. Stevens, California
               Beach Capital, Inc. and certain investors.(4)

10.13          Amended and Restated Concession Agreement No. 31923 for Will
               Rogers State Beach Park Restaurant dated April 2, 1981, as amended (Gladstone's restaurant lease).(5)

10.14 Concession Agreement No. 45334 for the Operation and Maintenance of Parking Lot 4 at Will Rogers State Beach Park dated August 23,
               1983, as amended (Gladstone's parking lot lease).(5)

10.18          Amendment to Registration Rights Agreement dated as of February
               25, 1991 among Registrant, California Beach Capital, Inc., Robert
               J. Morris, Richard S. Stevens, Sand and Sea Partners, Sea Fair
               Partners, W.R. Grace & Co., Eli Broad, Cushman/Sea View Partners and Cushman K/Sea View Partners.(19)

10.24          License Agreement, dated April 21, 1992, between Sea View
               Restaurants, Inc. and MCA Development Venture Two.(9)

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

10.30          Indemnification agreement dated November 23, 1992 between the
               Registrant and Jefferson W. Asher, Jr.(10)

10.31          Amendment number 6 to concession agreement number 31923 for Will
               Rogers State Beach Park Restaurant(10)

10.32 Executive employment agreement dated as of May 21, 1993 between the Registrant and Alan Redhead(10)*


10.33 Executive employment agreement dated as of May 21, 1993 between the Registrant and Mark E. Segal(10)*

10.40          Amended and Restated Loan Agreement dated as of December 22,1994 between Sea View Restaurants, Inc. and Bank of America NT & SA(13)

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

10.45          Securities Purchase Agreement dated December 22, 1994 between
               California Beach Restaurants, Inc. and the purchasers named therein(13)

10.47          California Beach Restaurants, Inc. Omnibus Stock Plan*

10.49          Amended and Restated lease for RJ's dated January 1, 1995(15)

10.50 Stock Option Agreement between the Registrant and Alan Redhead dated March 13, 1995(15)*

10.51 Stock Option Agreement between the Registrant and Mark E. Segal dated March 13, 1995(15)*

10.52          Stock Option Agreement between the Registrant and Jefferson W.
               Asher, Jr. dated March 13, 1995(15)*

10.53 First Amendment to Amended and Restated Loan Agreement dated as of August 1, 1995, between Sea View Restaurants, Inc. and Bank of
               America NT & SA(16)

10.54          Amendment to Stock Purchase Agreement dated as of August 1, 1995 between the Registrant and Bank of America NT & SA(16)

10.55          Amendment No. 1 to executive employment agreement of Mark E.
               Segal, dated April 30, 1996(17)*

10.56          Commitment Letter - Finova Capital Corporation re: $3,000,000
               Secured Credit Facility(18)

10.57 Concession Agreement dated as of November 1, 1997 by and between County of Los Angeles and Sea View Restaurants, Inc.(20)

10.58 Non Disturbance and Attornment Agreement dated September 26, 1997 by and Between the State of California Department of Parks and Recreation and Sea View Restaurants, Inc.(20)

10.59 Letter of Credit Agreement dated as of November 1, 1997 by and between California Beach Restaurants, Inc., Sea View Restaurants,
               Inc. and Overhead Partners, L.P., a California Limited
               Partnership.(20)


10.60 Line of Credit Agreement dated as of November 24, 1997 by and between Outside LLC, a California Limited Liability Company and
               Sea View Restaurants, Inc., with guaranty by California Beach
               Restaurants, Inc.(20)

10.61 Executive employment agreement dated as of November 14, 1997 between the Registrant and Alan Redhead.(21)*

10.62 Assignment of trademarks, service marks and registrations thereof, between Sea View Restaurants, Inc., and the Registrant, dated October 30, 1997.(A)

10.63 Non-exclusive royalty free license agreement, between the Registrant and Sea View Restaurants, Inc., dated October 30,
               1997.(A)

21.1           Subsidiaries of the Registrant(15)

23.1           Consent of Ernst & Young LLP(A)

27.0           Financial Data Schedule(A)

 (A)     FILED HEREWITH ELECTRONICALLY

 (4)     Previously filed with Form 8-K filed April 27, 1990. **

 (5) Previously filed with Form 10-K for the fiscal year ended April 30, 1990. **

 (7)     Previously filed with Form 10-Q for the quarter ended January 31, 1991.
         **

 (9)     Previously filed with Form 8-K filed April 28, 1992. **

(10) Previously filed with Form 10-K for the fiscal year ended April 30, 1993. **

(13)     Previously filed with Form 8-K filed January 18, 1995. **

(15) Previously filed with Form 10-K for the fiscal year ended April 30, 1995. **

(16) Previously filed with Form S-1 on August 4, 1995, Registration No. 33-95240. **

(17) Previously filed with Form 10-K for the fiscal year ended April 30, 1996. **

(18)     Previously filed with Form 10-Q for the quarter ended January 31, 1997.
         **

(19) Previously filed with Form 10-K for the fiscal year ended April 30, 1997.**

(20) Previously filed with Form 10-Q for the quarter ended October 31, 1997.**

(21) Previously filed with Form 10-Q for the quarter ended January 31, 1998.**

*        This is a management contract or compensatory plan or arrangement.

** All filings were made at the Commission's office in Washington D.C.; The Registrant's SEC file number is 0-12226.