Form 10-K/A
period 1998-04-30
CALIFORNIA BEACH RESTAURANTS INC
filed 1998-08-28
CIK 738274

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-K/A
                                (Amendment No. 1)

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended April 30, 1998
                           or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ______ to _______

Commission File No. 0-12226

                       CALIFORNIA BEACH RESTAURANTS, INC.
             (Exact name of registrant as specified in its charter)

            California                                    95-2693503
  (state or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)


 17383 Sunset Boulevard, Suite 140
   Pacific Palisades, California                                        90272
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

Documents incorporated by reference:        None

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                 The directors of the Registrant are as follows:

Name                                Age           Title
----                                ---           -----
Alan Redhead                        55            Chairman of the Board, President,
                                                  Chief Executive Officer
J. Christopher Lewis                42            Director
Jefferson W. Asher, Jr.             73            Director
Richard P. Bermingham               59            Director
Robert L. Morrison                  51            Director

                  The executive officers of the Registrant are Mr. Redhead and Samuel E. Chilakos, age 33, Vice President - Finance, Chief Financial Officer and Secretary. Directors hold office until their term of office expires and their successors are elected and qualified. Executive officers serve at the discretion of the Board of Directors.

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

                  J. Christopher Lewis, a director of the Registrant since June 29, 1990 and a member of its Audit Committee, has been associated with Riordan, Lewis and Haden, a venture capital firm, for the past seventeen years. He is currently a director of Tetra Tech, Inc., Data Processing Resources Corporation, PIA Merchandising Co. Inc., Steven Myers and Associates, Inc., and several privately-held companies.

                  Jefferson W. Asher, Jr. joined the Registrant as a member of the Board of Directors on November 23, 1992 and is a member of its Stock Plan and Compensation Committees. Mr. Asher has spent over twenty years as an independent management consultant and has served as an advisor to several private companies. Mr. Asher is also a member of the Board of Directors of Baldor Electric Company, a New York Stock Exchange manufacturer of industrial electric motors and drives.

                  Richard P. Bermingham joined the Registrant as a member of the Board of Directors on March 9, 1998 and is a member of its Audit Committee. From 1980 to 1994, Mr. Bermingham was with Collins Foods International, Inc., the parent company of the Sizzler restaurant chain. Mr. Bermingham served Collins Foods International, Inc., as a member of its Board of Directors from 1970 to 1994, as President from 1980 to 1987, and as CEO from 1987 to 1994. From 1994 to 1997, Mr. Bermingham served as Vice Chairman and as a member of the Board of Directors of American Golf Corporation, a privately-held company. Currently, Mr. Bermingham is a director of Farr, Inc., and several privately-held companies.

                  Robert L. Morrison joined the Registrant as a member of the Board of Directors on December 15, 1997 and is a member of its Stock Plan and Compensation Committees. Mr. Morrison is a partner at the law firm of Pillsbury Madison & Sutro LLP, a firm he joined in 1972. Mr. Morrison is also a director of the Friends of Child Advocates, a non-profit organization.

                  Samuel E. Chilakos joined the Registrant in May 1998 as Vice President- Finance, Chief Financial Officer and Corporate Secretary. Mr. Chilakos served as Assistant Controller of All American Communications, Inc., from July 1992 through August 1993. Mr. Chilakos attended Pepperdine University School of Law in Malibu, California, receiving his J.D. degree, Cum Laude, in 1996. From February 1997 to April 1998, Mr. Chilakos was a Senior Consultant in Ernst & Young LLP's Dispute Resolution and Litigation Services practice in Los Angeles, California. Mr. Chilakos is a Certified Public Accountant and a member of the State Bar of California, who also spent three years with the international accounting firm of Deloitte & Touche LLP.

                  None of the officers and directors of the Registrant is related to any other officer or director of the Registrant.

                  During the year ended April 30, 1998, the Registrant paid Board of Directors fees of $500 per meeting attended for each outside Board member.

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

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Under the securities laws of the United States, the Registrant's directors, its executive (and certain other) officers, and any persons holding more than ten percent of the Common Stock are required to report their ownership of the Common Stock and any changes in that ownership to the Securities and Exchange Commission ("Commission"). Specific due dates for these reports have been established and the Registrant is required to report in this document any failure to file by these dates during the fiscal year ended April 30, 1998. All of these filing requirements were satisfied by its directors, officers and ten percent holders, except that Jefferson W. Asher, Jr., a director of the Registrant, filed late one Form 4 reporting his acquisition of shares of Common Stock. In making these statements, the Registrant has relied on the written representations of its directors, officers and its ten percent holders and copies of the reports that they have filed with the Commission.


ITEM 11  EXECUTIVE COMPENSATION

         The following summary compensation table sets forth certain summary compensation information concerning the Registrant's executive officers for the three most recent fiscal years:

                           SUMMARY COMPENSATION TABLE

                                                                                     Long Term
                                                                                    Compensation
                                                                                      Awards
                                                                                      ------
                                           Annual Compensation (1)
                                   ---------------------------------------
                                                                                    Securities
          Name and                 Fiscal                                           Underlying
          Principal Position       Year          Salary($)         Bonus($)       Options/SARs(#)
          ------------------       ----          ---------         --------       ---------------
Alan Redhead, Chairman of          1998          $218,343          $262,341                --
the Board, President and           1997           215,700                --                --
Chief Executive Officer            1996           212,000            30,894           335,000


Mark E. Segal, Vice                1998          $ 96,979          $108,084                --
President--Finance, Chief          1997           114,000                                  --
Financial Officer and              1996           112,000            21,214           110,000
Secretary*

     * Mr. Segal's employment with the Registrant terminated in March, 1998.

Option Grants in Last Fiscal Year

         The following sets forth certain information concerning individual grants of stock options during the fiscal year ended April 30, 1998 to each of the Registrant's executive officers. No SARs were granted in the fiscal year ended April 30, 1998:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                       Number of           % of Total
                                       Securities          Options/SARs
                                       Underlying           Granted to          Exercise or
                                      Options/SARs         Employees in         Base Price
      Name                             Granted(#)          Fiscal Year          ($/Share)            Expiration Date
      ----                             ----------          -----------          ---------            ---------------
      Alan Redhead                       None                  N/A                   N/A                   N/A
      Mark E. Segal                      None                  N/A                   N/A                   N/A

Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option
Values

         No options were exercised in the fiscal year ended April 30, 1998. The following table sets forth certain information concerning executive officers and the aggregated fiscal year-end value of the unexercised options of each of the named executive officers.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION/SAR VALUES

                                                    Number of Securities Underlying
                        Shares                              Unexercised                    Value of Unexercised
                      Acquired on      Value           Options/SARs at Fiscal            In the Money Options/SARs
                      Exercise(#)   Realized($)                Year-End (#)              at Fiscal Year-End ($)(1)
                      -----------   -----------     ---------------------------------    -------------------------

    Name                                                Exercisable     Unexercisable    Exercisable      Unexercisable
    ----                                                -----------     -------------    -----------      -------------

    Alan Redhead         None           $--               335,000                --        $ --               $ --

    Mark E. Segal        None           $--               110,000                --        $ --               $ --

(1) Market value of underlying securities at year-end, minus the exercise or base price of "in the money" options.


Other Compensation Agreements

                  Effective November 14, 1997, the Registrant entered into an employment agreement with Alan Redhead, the Registrant's Chief Executive Officer. The agreement sets forth certain of the terms of employment, including the right to receive twelve months of salary as severance pay upon (i) termination of employment without cause (as defined in the agreement) or (ii) resignation for good reason (as defined in the agreement). The term of Mr. Redhead's agreement is three years and provides for a current base salary of $214,000 subject to annual cost of living adjustments.

         For purposes of Mr. Redhead's employment agreement, "cause" is defined to mean (i) the willful engaging by the employee in misconduct which is or could reasonably be expected to become materially injurious to the Registrant, monetarily or otherwise; (ii) conviction of a felony or any crime involving moral turpitude; or (iii) participation in any fraud against or theft from the Registrant. "Good reason" is defined to mean (i) the failure of the Registrant to vest the employee with the powers and authority of his office or any removal of the employee from or failure to re-elect the employee to his office; (ii) a reduction by the Registrant in the employee's base salary; (iii) the requirement by the Registrant that the employee be based anywhere other than within 25 miles of the employee's present office location; (iv) the disposition of the business of the Registrant; or (v) a failure by the Registrant to comply with any material provision, or group of provisions that are material in the aggregate, of the employment agreement.

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

         On August 1, 1995, the Registrant and Bank of America NT & SA ("Bank") entered into an amendment to stock purchase agreement under which the Registrant agreed to issue the Bank securities equivalent in form if more than 600,000 shares of Common Stock in the aggregate are issued by the Registrant under the Plan or other similar plan, or otherwise, to directors, officers, employees, consultants, or other persons providing services to the Registrant for so long as the Bank or its permitted successor holds not less than 75% of the shares of Common Stock currently held by the Bank. Until August 1, 1996, the Bank would pay only nominal consideration for any stock issued pursuant to the amendment, and thereafter would, with certain exceptions, pay the same consideration as provided in any such issuances of shares in excess of the 600,000 share amount. See

"Certain Relationships and Related Transactions--December 1994 Private Placement and Debt Restructurings."


ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The following tables set forth information as to the shares of the Common Stock owned as of July 21, 1998 by (i) each person known to the Registrant to be the beneficial owner of more than five percent of the Common Stock, (ii) each director, (iii) each executive officer named in the summary compensation table, and (iv) all directors and executive officers of the Registrant as a group. Unless otherwise indicated in the footnotes following the table, the persons as to whom the information is given had sole voting and investment power over the shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

                                                                  Amount of Beneficial Ownership(1)
Name and Address of                                               ---------------------------------
 Beneficial Owners                                                No. Shares           % Ownership
-------------------                                               ----------           -----------

Bank of America National Trust and Savings                        1,200,000               35.3%
Association
555 California Street, 18th Floor
Department 15027
San Francisco, CA 94104

Eli Broad                                                           228,345                6.7%
1999 Avenue of the Stars, Suite 3170
Los Angeles, CA 90067

Sand and Sea Partners(2)                                            302,478                8.9%
300 S. Grand Avenue, 29th Floor
Los Angeles, CA 90071

Sea Fair Partners(2)                                                332,478                9.8%
300 South Grand Avenue, 29th Floor
Los Angeles, CA 90071

J. Christopher Lewis (2)                                            634,956               18.7%
300 South Grand Avenue, 29th Floor
Los Angeles, CA 90071

Alan Redhead                                                     680,600(3)               18.2%
California Beach Restaurants, Inc.
17383 Sunset Boulevard, Suite 140
Pacific Palisades. CA 90272

                                                                  Amount of Beneficial Ownership(1)
Name and Address of                                               ---------------------------------
 Beneficial Owners                                                No. Shares           % Ownership
-------------------                                               ----------           -----------

Jefferson W. Asher, Jr.                                           62,000(4)                1.8%
4118 Stansbury Avenue
Sherman Oaks, CA 91423

Mark E. Segal                                                    148,400(5)                4.2%
California Beach Restaurants, Inc.
17383 Sunset Boulevard, Suite 140
Pacific Palisades, CA 90272

Richard P. Bermingham                                                     0                 0%
2105 Stoney Hill Road
Los Angeles, CA 90049

Robert L. Morrison                                                        0                 0%
725 Figueroa St., Suite 1200
Los Angeles, CA 90017

John C. Cushman III (6)                                             268,894                7.9%
601 S. Figueroa St., 47th Floor
Los Angeles, CA 90017-5752



All directors and executive officers as a group (6             1,525,956(7)               39.4%
persons)



(1) The number of shares and percentages in these columns are based on 3,400,932 shares of Common Stock outstanding.

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

(3) Includes currently exercisable options to purchase 335,000 shares of Common Stock issued under the Omnibus Stock Plan.

(4) Includes currently exercisable options to purchase 32,000 shares of Common Stock issued under the Omnibus Stock Plan.

(5) Includes currently exercisable options to purchase 110,000 shares of Common Stock issued under the Omnibus Stock Plan.

(6) Includes 128,911 shares held by Cushman Sea View Partners, a California general partnership, 85,938 shares held by Cushman K Sea View Partners, and 54,045 shares held by the Cushman Family Trust. Mr. Cushman is a general partner in Cushman Sea View Partners and Cushman

        K Sea View Partners and may be deemed to beneficially own Cushman Equities Corporation, which is also a general partner of such partnerships.

(7) Includes currently exercisable options to purchase 477,000 shares of Common Stock issued under the Omnibus Stock Plan.

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

         The Bank agreed to compromise the Loan by amending the Loan Agreement to provide for the payment by Sea View of an aggregate of $4,700,000, payable $300,000 on December 2, 1994; $1,000,000 not later than December 22, 1994; and the balance of

$3,400,000 in two notes: a senior secured note in the principal amount of $3,000,000, bearing interest at the rate of 12% per annum and payable at varying monthly amounts through October 31, 1997, and a junior secured note in the principal amount of $400,000, accruing interest at 12% per annum with both interest and principal payable in a single lump sum on October 31, 1997. Such notes were guaranteed by the Registrant. As additional consideration for the restructuring of the Loan, and pursuant to the terms of a Stock Purchase Agreement dated as of December 22, 1994 between the Registrant and the Bank (the "Stock Purchase Agreement"), the Registrant issued to the Bank on December 22, 1994, 1,223,556 shares of Series A Preferred Stock that converted into 1,200,000 shares of Common Stock on May 1, 1995 upon the filing of a Certificate of Amendment to the Articles of Incorporation of the Registrant effecting the one-for-33.286962 reverse stock split ("Reverse Stock Split") (constituting 30% of the combined voting power of all outstanding shares of capital stock on a fully diluted basis). Additionally, as described below, the Bank is entitled to participate together with investors in the private placement in certain demand and incidental registration rights with respect to future registered offerings by the Registrant of its capital stock and the Bank is entitled to participate in any future equity offerings by the Registrant to the extent required to maintain its then percentage equity ownership in the Registrant. The Registrant has a right of first refusal under the Stock Purchase Agreement with respect to any private sale or transfer of the shares held by the Bank.


         The private placement was effected pursuant to the terms of a Securities Purchase Agreement among the Registrant and the purchasers, dated as of December 22, 1994 ("the Securities Purchase Agreement"). The purchasers invested $1,600,000 consisting of $817,290 of Series A Preferred Stock and $782,710 of Notes. Sand and Sea Partners and Sea Fair Partners, California limited partnerships of which J. Christopher Lewis, a director of the Registrant, is general partner, each purchased 126,026 shares of Series A Preferred Stock for $103,000 in cash and $209,500 principal amount of Notes. Eli Broad, an over 10% shareholder of the Registrant at the time, purchased 168,036 shares of Series A Preferred Stock for $137,334 in cash and $37,666 principal amount of Notes; Alan Redhead, President and Chief Executive Officer and a director of the Registrant, purchased 352,384 shares of Series A Preferred Stock for $288,000 in cash; and Mark E. Segal, then Vice President - Finance, Chief Financial Officer and Secretary of the Registrant, purchased 39,154 shares of Series A Preferred Stock for $32,000 in cash. Each share of Series A Preferred Stock automatically converted into .980748 shares of Common Stock (or a total of 2,180,748 shares, approximately 55% of the outstanding Common Stock of the Registrant on a fully diluted basis) upon the effective date of the Reverse Stock Split. On April 28, 1995, the Registrant's shareholders approved the Reverse Stock Split. A Certificate of Amendment to the Articles of Incorporation of the Registrant was filed on May 1, 1995 to effect the Reverse Stock Split.

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

         Pursuant to the terms of the Stock Purchase Agreement and the Securities Purchase Agreement, the Registrant was obligated, to the extent permitted under applicable securities laws and subject to reasonable costs, to use its best efforts to register under the Securities Act of 1933 ("Securities Act") the resale of the Common Stock issued upon the conversion of the Series A Preferred Stock and Notes and to maintain such registration for a reasonable period to facilitate resale. The Registrant effected such registration in December 1995 (the "Offering").

         Also, the Registrant and the Bank entered into an Amendment to Stock Purchase Agreement dated as of August 1, 1995 ("Amendment"), amending the Stock Purchase Agreement by providing that the Registrant would, no later than November 15, 1995, register for resale the Common Stock held by the Bank pursuant to Rule 415 under the Securities Act and would file amendments in order to update it at any time for up to two years when requested in writing by the Bank, with the Registrant bearing all the expenses of such registration and updates up to certain limits. The Offering effected such registration. The purchasers of Series A Preferred Stock and Notes in the December 1994 private placement included in the Offering the shares of Common Stock received by them
(i) upon conversion of the Series A Preferred Stock in connection with the Reverse Stock Split and (ii) to the extent the proceeds of the Subscription Rights Offering did not fully redeem the Notes. Certain other shareholders of the Registrant who had registration rights were also afforded an opportunity to include shares in the Offering, subject to the terms and conditions of such registration rights. The Registrant also agreed, in the Amendment, to issue the Bank securities equivalent in form if more than 600,000 shares of Common Stock in the aggregate are issued by the Registrant under the Registrant's Omnibus Stock Plan or other similar plan, or otherwise, to directors, officers, employees, consultants, or other persons providing services to the Registrant for so long as the Bank or its permitted successor holds not less than 75% of the shares of Common Stock currently held by the Bank. Until August 1, 1996, the Bank would have paid only nominal consideration for any stock issued pursuant to the Amendment, and thereafter would, with certain exceptions, pay the same consideration as provided in any such issuance of shares in excess of the 600,000 share amount. See "Executive Compensation--The Omnibus Stock Plan."

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

         As a condition to the closing of the Stock Purchase Agreement and the Securities Purchase Agreement, Sand and Sea Partners, Sea Fair Partners and the Bank entered into a Shareholders and Noteholders Agreement dated as of December 22, 1994 (the "Shareholders Agreement") pursuant to which Sand and Sea Partners and Sea Fair Partners agreed to vote their shares of the Registrant in a manner that would elect to the Board of Directors of the Registrant two individuals designated by the Bank until such time as the Bank holds less than 75% of its current holdings in Common Stock or repayment in full of the Registrant's $3,400,000 indebtedness to the Bank. The Registrant's three directors also agreed under the Shareholders Agreement, when requested by the Bank, to take all Board action and all steps necessary to assist shareholder action in order to elect two designees of the Bank to the Board of Directors, including increasing the size of the Board to six. Two Bank nominees were elected to the Board of Directors at the April 28, 1995 Annual Meeting of Shareholders. Such directors later resigned. The Shareholders Agreement is subject to the shareholders agreement dated April 10, 1990 ("1990 Shareholders Agreement") among Sand and Sea Partners, Sea Fair Partners, John C. Cushman, III, and other investors in a 1990 private placement of Common Stock in the Registrant. The 1990 Shareholders Agreement provides that Sand and Sea Partners, Sea Fair Partners and other investors will cause certain representatives of the investor group to be nominated to the Board. During the fiscal year ended April 30, 1998, the balance of the Loan owed to the Bank was paid in full.

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

Certain Financing Arrangements

         On November 24, 1997 Sea View entered into a one year, $1,000,000 unsecured line of credit agreement with Outside LLC, an entity affiliated with
J. Christopher Lewis, one of the Registrant's principal shareholders and a member of its Board of Directors. This agreement provides for interest of 10% on all amounts borrowed, requires a commitment fee of 1.25% of the total line and is guaranteed by the Registrant. The line will be used by Sea View for seasonal working capital needs as well as for certain renovations to Gladstone's. At April 30, 1998, $700,000 was borrowed and outstanding under the line of credit. The line of credit restricts any distribution to the Registrant except for distributions for taxes paid or for repayment of intercompany loans.

         The terms of the new 20-year concession agreement between the County of Los Angeles and Sea View require Sea View to post a $2,000,000 letter of credit as a security deposit for rental payments due to the County. In the event that rents are not paid when due, the County may draw upon the letter of credit. The letter of credit will be reduced after three years if Sea View completes certain capital improvement obligations and meets a minimum net worth test for the prior twelve months.

         The Registrant posted the letter of credit by utilizing cash collateral provided by Overhead Partners, L.P. ("Overhead"), an entity affiliated with J. Christopher Lewis, one of the Registrant's principal shareholders and a member of its Board of Directors. The letter of credit expires on October 31, 1998, unless extended prior to expiration. In consideration of providing the cash collateral, the Registrant paid Overhead $80,000 for the period November 1, 1997 through April 30, 1998, and will pay an additional fee of $100,000 for the period beginning May 1, 1998 through October 31, 1998. In the event that any amounts are drawn down on the letter of credit, such amounts will automatically convert into a debt obligation of the Registrant, payable with interest ninety days (or earlier under certain circumstances) from the date of such conversion.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, in the State of California, on August 28, 1998.

                                      CALIFORNIA BEACH RESTAURANTS, INC.


                                    By:    /s/ Alan Redhead
                                           -------------------------------------
                                           Alan Redhead, Chief Executive Officer

                                    By:    /s/ Samuel E. Chilakos
                                           -------------------------------------
                                           Samuel E. Chilakos, Chief Financial
                                           Officer