Form 10-Q
period 1998-07-31
CALIFORNIA BEACH RESTAURANTS INC
filed 1998-09-14
CIK 738274

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 31,1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to ___________


                         Commission file number 0-12226



                       CALIFORNIA BEACH RESTAURANTS, INC.
                       ----------------------------------
             (Exact name of Registrant as specified in its charter)



             CALIFORNIA                                 95-2693503
             ----------                                 ----------
    (State or other jurisdiction of                   (IRS Employer
    incorporation or organization)                Identification Number)


             17383 Sunset Boulevard, Suite 140, Pacific Palisades,
             -----------------------------------------------------
                   CA 90272 (Address and zip code of Principal
                               executive offices)

                                 (310) 459-9676
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days.

                     Yes  [X]                        No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                                               Number of Shares Outstanding
             Class                                at September  9, 1998
             -----                               ----------------------
  Common Stock, $.01 par value                           3,400,931
  ----------------------------                           ---------

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                                  JULY 31, 1998


                                      INDEX

                                                                                          Page Number
                                                                                          -----------
Part I - FINANCIAL INFORMATION

         Item 1.    Financial Statements (Unaudited)

                    Consolidated Balance Sheets at July 31, 1998
                    and April 30, 1998..........................................................3

                    Consolidated Statements of Income for the
                    Three Months Ended July 31, 1998 and 1997...................................5

                    Consolidated Statements of Cash Flows for the
                    Three Months Ended July 31, 1998 and 1997...................................6

                    Notes to Consolidated Financial Statements..................................7

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.........................................9

         Item 3.    Quantitative and Qualitative Disclosures about Market Risk.................12



Part II - OTHER INFORMATION

         Item 1.    Legal Proceedings..........................................................12

         Item 2.    Changes in Securities .....................................................12

         Item 3.    Defaults on Senior Securities..............................................12

         Item 4.    Submission of Matters to a Vote of Securities Holders......................12

         Item 5.    Other Information..........................................................12

         Item 6.    Exhibits and Reports on Form 8-K...........................................13

         Signature Page........................................................................14

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                     July 31, 1998        April 30, 1998
                                                     -------------        --------------
                                                      (Unaudited)              (1)
Current Assets:

     Cash                                               $  367,000          $  252,000
     Trade and other receivables                            47,000              39,000
     Inventories                                           149,000             162,000
     Prepaid expenses                                      328,000             321,000
                                                        ----------          ----------

       Total current assets                                891,000             774,000


Fixed Assets (at cost) - net of accumulated
       depreciation and amortization (Note C)            1,006,000             946,000


Other Assets:


     Goodwill, net of accumulated amortization
       of $5,462,000 at July 31, 1998 and
       $5,298,000 at April 30, 1998                      1,263,000           1,427,000


     Other                                                 173,000             174,000
                                                        ----------          ----------


                                                        $3,333,000          $3,321,000
                                                        ==========          ==========



The accompanying notes to consolidated financial statements are an integral part of this statement.


(1) The April 30, 1998 amounts have been extracted from the Company's Annual Report on Form 10-K for the year ended April 30, 1998.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                    July 31, 1998          April 30, 1998
                                                                                    -------------          --------------
                                                                                      (Unaudited)                (1)
Current Liabilities:

     Accounts payable                                                                $    886,000           $    568,000
     Accrued liabilities                                                                  668,000                895,000
     Revolving line of credit-- related party  (Note D)                                   600,000                700,000
                                                                                     ------------           ------------

       Total current liabilities                                                        2,154,000              2,163,000

Deferred rent                                                                             151,000                207,000
Other liabilities                                                                         159,000                167,000

Stockholders' Equity:

     Common stock, $.01 par value, authorized 25,000,000 shares, issued and outstanding, 3,401,000 shares at July 31, 1998
     and at April 30, 1998                                                                34,000                 34,000


     Additional paid-in capital                                                        13,175,000             13,175,000

     Deficit in retained earnings                                                     (12,340,000)           (12,425,000)
                                                                                     ------------           ------------

       Total stockholders' equity                                                         869,000                784,000
                                                                                     ------------           ------------

                                                                                     $  3,333,000           $  3,321,000
                                                                                     ============           ============


The accompanying notes to consolidated financial statements are an integral part of this statement.

(1) The April 30, 1998 amounts have been extracted from the Company's Annual Report on Form 10-K for the year ended April 30, 1998.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)



                                                                   Three Months Ended July 31,
                                                               ---------------------------------
                                                                   1998                 1997
                                                               -----------           -----------
Sales                                                          $ 3,554,000           $ 4,000,000

Costs and Expenses:

     Cost of goods sold                                          2,937,000             3,182,000
     Selling, general and administrative                           259,000               214,000
     Legal                                                          16,000                85,000
     Depreciation                                                   61,000                69,000
                                                               -----------           -----------
                                                                   281,000               450,000


Other income (expenses):

     Interest expense                                              (27,000)               (1,000)
     Amortization of intangible assets                            (164,000)             (166,000)
     Other, net                                                         --                 8,000
                                                               -----------           -----------

Income before income taxes                                          90,000               291,000

Provision for income taxes                                           5,000                 7,000
                                                               -----------           -----------

Net  Income                                                    $    85,000           $   284,000
                                                               ===========           ===========




Net Income per common share:
     Basic                                                     $       .03           $       .08
                                                               ===========           ===========

     Diluted                                                   $       .03           $       .08
                                                               ===========           ===========

Weighted average number of common shares outstanding:
     Basic                                                       3,401,000             3,401,000

     Diluted                                                     3,401,000             3,401,000

The accompanying notes to consolidated financial statements are an integral part of this statement.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                              Three Months Ended July 31,
                                                                             -----------------------------
                                                                               1998                1997
                                                                             ---------           ---------
Cash flows from operating activities:

Net Income                                                                   $  85,000           $ 284,000

Adjustments to reconcile net income to cash provided by operations:

     Depreciation and amortization                                             225,000             235,000

Changes in operating assets and liabilities:

     Accounts receivable, trade                                                 (8,000)             15,000
     Inventories                                                                13,000              (9,000)
     Prepaid expenses                                                           (7,000)            (12,000)
     Accounts payable                                                          318,000              10,000
     Accrued liabilities                                                      (227,000)             86,000
     Decrease in deferred rent                                                 (56,000)                 --
     Decrease in other liabilities                                              (8,000)                 --
                                                                             ---------           ---------

Cash provided by operating activities                                          335,000             609,000
                                                                             ---------           ---------

Cash flows used in investing activities:

     Decrease in other assets                                                    1,000                  --
     Additions to fixed assets                                                (121,000)            (84,000)
                                                                             ---------           ---------

     Net cash used in investing activities                                    (120,000)            (84,000)
                                                                             ---------           ---------

Cash flows used in financing activities:

     Borrowings                                                                100,000
     Principal payments on borrowings                                         (200,000)           (317,000)
                                                                             ---------           ---------

     Net cash used in financing activities                                    (100,000)           (317,000)
                                                                             ---------           ---------

Net increase in cash                                                           115,000             208,000
Cash at beginning of period                                                    252,000             626,000
                                                                             ---------           ---------

Cash at end of period                                                        $ 367,000           $ 834,000
                                                                             =========           =========

Supplemental disclosures of cash flow information:

Cash paid during the period for:

     Interest                                                                $  27,000           $   1,000
                                                                             =========           =========
     Income taxes                                                            $      --           $  10,000
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

The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and article 10 of Regulation S-X and do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial position and results of operations. The results of operations for the three month period ended July 31, 1998 may not be indicative of the results that may be expected for the year ending April 30, 1999. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year-ended April 30, 1998.


NOTE B - ACCOUNTING PERIODS

The Company's restaurant operations are conducted through its wholly-owned subsidiary, Sea View Restaurants, Inc. ("Sea View"). The Company's consolidated financial statements for the three months ended July 31, 1998 and 1997 include Sea View's operations for the twelve weeks ended July 23, 1998 and July 24, 1997, respectively.


NOTE C - FIXED ASSETS



                                                       July 31, 1998         April 30, 1998
                                                       -------------         --------------
Construction in progress                                $   169,000                74,000
Leasehold improvements                                    2,747,000             2,732,000
Furniture and equipment                                   1,014,000             1,003,000
                                                        -----------           -----------
                                                          3,930,000             3,809,000

Less accumulated depreciation and amortization           (2,924,000)           (2,863,000)
                                                        -----------           -----------

                                                        $ 1,006,000           $   946,000
                                                        ===========           ===========

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)





NOTE D  - REVOLVING LINE OF CREDIT - RELATED PARTY

     On November 24, 1997 Sea View entered into a one year, $1,000,000 unsecured line of credit agreement with Outside LLC, an entity affiliated with one of the Registrant's principal shareholders and with a member of its board of directors. This agreement provides for interest of 10% on all amounts borrowed, requires payment of a commitment fee of 1.25% of the total line and is guaranteed by the Registrant. Sea View uses the line of credit for seasonal working capital needs as well as for certain renovations to Gladstone's. At July 31, 1998, $600,000 was borrowed and outstanding under the line of credit. The line of credit restricts any distribution to the Registrant except for distributions for taxes paid or for repayment of intercompany loans.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS


RESTAURANT REVENUES

Restaurant operations include the results of Gladstone's 4 Fish ("Gladstone's") in Pacific Palisades, California and RJ's - Beverly Hills in Beverly Hills, California.

Total sales for the three months ended July 31, 1998 were $3,554,000 compared with $4,000,000 for the same period last year, a decrease of $446,000 or 11.2%. Gladstone's is located on the beach in Pacific Palisades, California and is dependent, to a certain extent, on favorable weather and tourism. Gladstone's has a large outside deck overlooking the Pacific ocean which is a very popular destination but is only open as weather permits. During the three months ended July 31, 1998, severe storms generated by the "El Nino" weather phenomenon concluded, leaving road closures and reduced tourism in their wake. These factors combined to cause the reduction in sales as compared to the comparable period in the prior year.

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

Cost of goods sold for the three months ended July 31, 1998 was $2,937,000, or, as a percentage of sales, 82.6% compared with $3,182,000, or, as a percentage of sales, 79.6% during the same period last year. The increase in cost of goods sold as a percentage of sales for the three months ended July 31, 1998 as compared to the comparable period in the prior year is the result of substantially increased rent expense attributable to the new 20-year Concession Agreement for the Gladstone's facility that commenced on November 1, 1997.

Cost of goods sold will typically be slightly lower during the first and second quarters due to additional economies of scale that can be achieved with labor and certain other costs when sales levels are higher. For the fiscal year ended April 30, 1998, cost of goods sold, as a percentage of sales, was 87.4%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $45,000 or 21% during the three months ended July 31, 1998, as compared to the comparable period in the prior fiscal year. The increase is due to the costs of maintaining a $2,000,000 letter of credit in favor of the County of Los Angeles ("County"), pursuant to the terms of the new 20 year Concession Agreement. The cost of maintaining the letter of credit totaled $50,000 during the three months ended July 31, 1998. The required amount of the letter of credit will be reduced to an amount equal to three months minimum rent upon Sea View's satisfaction of certain conditions, including completion of required capital improvements and maintenance of certain net worth levels.

LEGAL AND LITIGATION SETTLEMENT EXPENSES

For the three months ended July 31, 1998, legal and litigation settlement expenses were $16,000 compared with $85,000 for the same period last year, a decrease of $69,000. During the three months ended July 31, 1997, the Registrant's legal expenses included costs associated with negotiating the new twenty year Concession Agreement for Gladstone's and costs relating to certain employment-related litigation. These matters were resolved during the fiscal year ended April 30, 1998 and, accordingly, such expenses decreased during the three months ended July 31,1998.

AMORTIZATION OF INTANGIBLE ASSETS

For the three months ended July 31, 1998 and 1997, amortization expense was $164,000 and $166,000, respectively. Amortization expense relates completely to the Registrant's Goodwill and other intangible assets and will approximate $714,000 per year.

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

The Registrant has determined that it will be required to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Registrant also has initiated formal communications with its significant suppliers and large customers to determine the extent to which the Registrant's interface systems are vulnerable to those third parties' failure to remediate their own year 2000 issues. The Registrant presently believes that with modifications to existing software and conversion to new software, the cost of which is not expected to be material to the Registrant's results of operation or financial position, the Year 2000 issue will not pose significant operational problems for its computer systems. The Registrant will use both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Registrant anticipates completing the Year 2000 project prior to any anticipated impact on its operating systems, and, accordingly, the Registrant has not developed a Year 2000 contingency plan. However, if such modifications and conversions are not made, or are not completed timely, the year 2000 issue could have a material adverse effect on the operations of the

Registrant. Likewise, there can be no assurance that the systems of other companies on which the Registrant's systems rely will be timely converted and would not have a material adverse effect on the Registrant.

LIQUIDITY AND CAPITAL RESOURCES

Sea View and the County executed a twenty year Concession agreement for Gladstone's that commenced on November 1, 1997. The terms of the agreement require Sea View to post a $2,000,000 letter of credit as a security deposit for rental payments due to the County. In the event that rents are not paid when due, the County may draw upon the letter of credit. The required amount of the letter of credit will be reduced to an amount equal to three months minimum rent upon Sea View's satisfaction of certain conditions, including completion of required capital improvements and maintenance of certain net worth levels. The agreement also requires that Sea View complete at least $2,700,000 in renovations to the restaurant facility by January 1999.

The Registrant posted the letter of credit by utilizing cash collateral provided by Overhead Partners, L.P. ("Overhead"), an entity affiliated with one of the Registrant's principal shareholders and with a member of its board of directors. The letter of credit expires on October 31, 1998, unless extended prior to expiration. In consideration of providing the cash collateral, the Registrant paid Overhead $50,000 for the period May 1, 1998 through July 31, 1998, and will pay an additional fee of $50,000 for the period beginning August 1, 1998 through October 31, 1998. In the event that any amounts are drawn down on the letter of credit, such amounts will automatically convert into a debt obligation of the Registrant, payable with interest ninety days (or earlier under certain circumstances) from the date of such conversion.

On November 24, 1997, Sea View entered into a one year, $1,000,000 unsecured line of credit agreement with Outside LLC, an entity affiliated with Overhead, with one of the Registrant's principal shareholders and with a member of its board of directors. This agreement provides for interest of 10% on all amounts borrowed, requires payment of a commitment fee of 1.25% of the total line and is guaranteed by the Registrant. Sea View uses the line of credit for seasonal working capital needs as well as for certain renovations to Gladstone's. At July 31, 1998, $600,000 was borrowed and outstanding on the line of credit.

The Registrant is currently evaluating available options to raise the necessary funds or receive appropriate commitments to complete the required renovations to Gladstone's. The Registrant has a proposal from a related party regarding the providing of long term financing of $2,000,000 to $3,000,000 subject to certain conditions of closing. The Registrant is seeking to procure funding prior to October 1998, when the major renovations to Gladstone's are anticipated to begin. There can be no assurance that the Registrant will be successful in completing the required equity or debt financing. Failure to substantially commence construction, as defined in the concession agreement, is an event of default under such agreement.

The Registrant is also exploring various opportunities to expand its operations. The Registrant's ability to expand is subject to the availability of debt or equity financing on terms that are acceptable to the Registrant.
There can be no assurance that such financing will be available.

Capital expenditures for the three months ended July 31, 1998 totaled approximately $121,000. The terms of the concession agreement between Sea View and the County require Sea View to expend approximately $2,700,000 on renovations to Gladstone's. The timing of such renovations is subject to the receipt of all necessary permits.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, certain statements in this Form 10-Q, including statements in this Item are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Registrant, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Registrant's ability to secure adequate debt or equity financing in order to comply with the terms of the new Concession Agreement, including the maintenance of a $2,000,000 letter of credit, the payment of significantly higher rental payments and completion of required renovations; the Registrant's ability to generate an operating profit based on the terms of the Concession Agreement; the impact on the Registrant of the Year 2000 Issue; that its principal source of cash is funds generated from operations; that restaurants historically have represented a high risk investment in a very competitive industry; general and local economic conditions, which can, among other things, impact tourism, consumer spending and restaurant revenues; weather and natural disasters, such as earthquakes and fires, which can impact sales at the Registrant's restaurants; quality of management; changes in, or the failure to comply with, governmental regulations; unexpected increases in the cost of key food products, labor and other operating expenses in connection with the Registrant's business; and other factors referenced in this Form 10-Q and the Registrant's other filings with the SEC.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Not applicable.


                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings.

           None

Item 2.    Changes in Securities.

           None

Item 3.    Defaults Upon Senior Securities.

           None

Item 4.    Submission of Matters to a Vote of Security Holders.

           Not applicable.

Item 5.    Other Information

           Not applicable.

Item 6.    Exhibits and Reports on Form 8-K.

                (a) Exhibits
                    10.64 - Letter of Credit Agreement, dated as of July
                            22, 1998, by and between California Beach
                            Restaurants, Inc., Sea View Restaurants, Inc., and Overhead Partners L.P., a California Limited Partnership


                    27 - Financial Data Schedule

                (b) Reports on Form 8-K

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

                                            California Beach Restaurants, Inc.
                                            (Registrant)



Dated:  September  11, 1998                 By: /s/ Alan Redhead
                                               ---------------------------------
                                               Alan Redhead
                                               Chief Executive Officer
                                               (Duly Authorized Officer)



                                            By  /s/ Samuel E. Chilakos
                                              ----------------------------------
                                                Samuel E. Chilakos
                                                Vice President - Finance
                                                and Chief Financial Officer

INDEX TO EXHIBITS


ITEM
NUMBER           DESCRIPTION
------           -----------
10.64            Letter of Credit Agreement, dated as of July 22, 1998, by and between
                 California Beach Restaurants, Inc., Sea View Restaurants, Inc., and Overhead
                 Partners L.P., a California Limited Partnership (A)

(A)              FILED HEREWITH ELECTRONICALLY