Form 10-Q
period 1998-10-31
CALIFORNIA BEACH RESTAURANTS INC
filed 1998-12-15
CIK 738274

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 ( X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended       OCTOBER 31, 1998
                                        -----------------------------

                                       OR

 (  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                    to
                                        ------------------    -----------------

                         Commission file number  0-12226
                                               -----------


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


                Yes   X                        No
                    -----                         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                                                Number of Shares Outstanding
          Class                                     at December 11, 1998
----------------------------                    ----------------------------
Common Stock, $.01 par value                              3,400,931

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                                OCTOBER 31, 1998


                                      INDEX






Part I - FINANCIAL INFORMATION                                                          Page Number
                                                                                        -----------

         Item 1.    FINANCIAL STATEMENTS (UNAUDITED)

                    Consolidated Balance Sheets at October 31, 1998
                    and April 30, 1998..........................................................3

                    Consolidated Statements of Operations for the
                    Three Months Ended and Six Months Ended
                    October 31, 1998 and 1997...................................................5

                    Consolidated Statements of Cash Flows for the
                    Six Months Ended October 31, 1998 and 1997..................................6

                    Notes to Consolidated Financial Statements..................................7

         Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS.........................................9

         Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................13


Part II - OTHER INFORMATION

         Item 1.    LEGAL PROCEEDINGS..........................................................13

         Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS..................................13

         Item 3.    DEFAULTS UPON SENIOR SECURITIES............................................13

         Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................13

         Item 5.    OTHER INFORMATION..........................................................13

         Item 6.    EXHIBITS AND REPORTS ON FORM 8-K...........................................13


         Signature Page........................................................................14


               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS








                                                                     October 31, 1998          April 30, 1998
                                                                     ----------------          --------------
                                                                        (Unaudited)                  (1)

Current Assets:

     Cash                                                                  $ 227,000              $  252,000
     Trade and other receivables                                              45,000                  39,000
     Inventories                                                             150,000                 162,000
     Prepaid expenses                                                        212,000                 321,000
                                                                           ---------               ---------

       Total current assets                                                  634,000                 774,000


Fixed Assets (at cost) - net of accumulated
     depreciation and amortization (Note C )                               1,014,000                 946,000


Other Assets:

     Goodwill, net of accumulated amortization
     of $4,913,000 at October 31, 1998 and
     $4,584,000 at April 30, 1998                                          1,098,000               1,427,000


     Other                                                                   174,000                 174,000
                                                                            --------                --------


                                                                          $2,920,000              $3,321,000
                                                                           =========              ==========




The accompanying notes to consolidated financial statements are an integral part of this statement.


(1) The April 30, 1998 amounts have been extracted from the Company's Annual Report on Form 10-K for the year ended April 30, 1998.

              CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY









                                                                     October 31, 1998          April 30, 1998
                                                                     ----------------          --------------
                                                                         (Unaudited)                 (1)

Current Liabilities:

     Accounts payable                                                     $   494,000               $  568,000
     Accrued liabilities                                                      620,000                  895,000
     Revolving line of credit (Note D)                                        500,000                  700,000
                                                                          -----------              -----------

       Total current liabilities                                            1,614,000                2,163,000

Deferred rent                                                                 197,000                  207,000
Other liabilities                                                             171,000                  167,000


Stockholders' Equity:

     Common stock, $.01 par value, authorized 25,000,000 shares, issued and outstanding, 3,401,000 shares at October 31, 1998 and
     at April 30, 1998                                                         34,000                   34,000


     Additional paid-in capital                                            13,175,000               13,175,000

     Deficit in retained earnings                                         (12,271,000)             (12,425,000)
                                                                          -----------               ----------

       Total stockholders' equity                                             938,000                  784,000
                                                                          -----------               ----------

                                                                          $ 2,920,000               $3,321,000
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


(1) The April 30, 1998 amounts have been extracted from the Company's Annual Report on Form 10-K for the year ended April 30, 1998.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                      Three Months Ended                 Six Months Ended
                                                          October 31,                         October 31,
                                                   ----------------------            ---------------------
                                                   1998              1997            1998             1997
                                                   ----              ----            ----             ----

Sales                                             $3,584,000       $3,798,000        $7,138,000      $7,798,000

Costs and expenses:

     Cost of goods sold                            2,968,000        3,010,000         5,905,000       6,192,000
     Selling, general and administrative             211,000          658,000           423,000         872,000
     Legal and litigation settlement                  34,000          276,000            50,000         361,000
     Depreciation                                     63,000           69,000           124,000         138,000
                                                   ---------        ---------         ---------       ---------
Operating  income (loss)                             308,000         (215,000)          636,000         235,000

Other income (expenses):

     Interest expense -                              (67,000)               -          (144,000)         (1,000)
     Amortization of intangible assets              (168,000)        (166,000)         (329,000)       (332,000)
     Other, net                                            -            9,000                 -          17,000
                                                   ---------        ---------        ----------       ---------

Income (loss) before income taxes                     73,000         (372,000)          163,000         (81,000)
Provision for income taxes                             4,000                -             9,000           7,000
                                                   ---------        ---------        ----------      ----------

Net  income (loss)                                   $69,000        ($372,000)         $154,000        ($88,000)
                                                   =========        =========          ========        ========



Net income (loss) per
 common share (basic and diluted):                    $  .02           ($ .11)            $ .05          ($ .03)
                                                      ======        ==========            =====        ========



Weighted average number of
 common shares outstanding:                        3,401,000         3,401,000        3,401,000       3,401,000
                                                   =========         =========        =========       =========






The accompanying notes to consolidated financial statements are an integral part of this statement.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        SIX MONTHS ENDED OCTOBER 31, 1998

                                   (UNAUDITED)



                                                                       1998                      1997
                                                                       ----                      ----
Cash flows from operating activities:

Net income (loss)                                                       $154,000                  ($88,000)

Adjustments to reconcile net income (loss) to cash provided by operations:

     Depreciation and amortization                                       453,000                   470,000

Changes in operating assets and liabilities:

     Restricted cash                                                           -                   475,000
     Trade and other receivables                                          (6,000)                    3,000
     Inventories                                                          12,000                    (2,000)
     Prepaid expenses                                                    109,000                    18,000
     Accounts payable                                                    (74,000)                  104,000
     Accrued liabilities                                                (275,000)                  105,000
     Deferred rent                                                       (10,000)                        -
     Other liabilities                                                     4,000                   273,000
                                                                       ---------                ----------

Cash provided by operations                                              367,000                 1,358,000
                                                                       ---------                ----------

Investing activities:
     Additions to fixed assets                                          (192,000)                 (103,000)
                                                                       ---------                ----------

Net cash used in investing activities                                   (192,000)                 (103,000)
                                                                       ---------                ----------

Financing activities:

     Principal payments on borrowings                                   (200,000)               (1,488,000)
                                                                       ---------                ----------

Net cash used in financing activities                                   (200,000)               (1,488,000)
                                                                       ---------                ----------

Net decrease in cash                                                     (25,000)                 (233,000)
Cash at beginning of period                                              252,000                   626,000
                                                                       ---------                ----------

Cash at end of period                                                  $ 227,000                  $393,000
                                                                       =========                  ========

Supplemental disclosures of cash flow information:

Cash paid during the period for:

     Interest                                                          $ 144,000                     1,000
                                                                       =========                ==========
     Income taxes                                                      $       -                $   12,000
                                                                       =========                ==========

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

The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and article 10 of Regulation S-X and do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial position and results of operations. The results of operations for the six month period ended October 31, 1998 may not be indicative of the results that may be expected for the year ending April 30, 1999. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year-ended April 30, 1998.

Certain amounts have been reclassified in the Fiscal 1998 financial statements to conform to the Registrant's 1999 presentation.


NOTE B - ACCOUNTING PERIODS

The Company's restaurant operations are conducted through its wholly-owned subsidiary, Sea View Restaurants, Inc. ("Sea View"). The Company's consolidated financial statements for the three months and six months ended October 31, 1998 and 1997 include Sea View's operations for the twelve weeks and twenty-four weeks ended October 15, 1998 and October 16, 1997, respectively.




NOTE C - FIXED ASSETS


                                                                October 31, 1998           April 30, 1998
                                                                ----------------           --------------
Construction in  progress                                          $  207,000               $     74,000
Leasehold improvements                                              2,747,000                  2,732,000
Furniture and equipment                                             1,046,000                  1,003,000
                                                                   ----------               ------------

                                                                    4,000,000                  3,809,000

Less accumulated depreciation and amortization                     (2,986,000)                (2,863,000)
                                                                   ----------               ------------

                                                                   $1,014,000               $    946,000
                                                                   ==========               ============

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                                   (UNAUDITED)








NOTE D  - REVOLVING LINE OF CREDIT - RELATED PARTY

On November 24, 1997 Sea View entered into a one year, $1,000,000 unsecured line of credit agreement with Outside LLC, an entity affiliated with one of the Registrant's principal shareholders and with a member of its board of directors. This agreement provides for interest of 10% on all amounts borrowed, requires a commitment fee of 1.25% of the total line and is guaranteed by the Registrant. The expiration date of the line of credit agreement was extended to February 28, 1999, on November 30, 1998. The line will be used by Sea View for seasonal working capital needs as well as for certain renovations to Gladstone's. At October 31, 1998, $500,000 was borrowed and outstanding under the line of credit. The line of credit restricts any distribution to the Registrant except for distributions for taxes paid or for repayment of intercompany loans.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS


RESTAURANT REVENUES

Restaurant operations include the results of Gladstone's 4 Fish ("Gladstone's") in Pacific Palisades, California and RJ's - Beverly Hills in Beverly Hills, California.

Total sales for the three months ended October 31, 1998 were $3,584,000 compared with $3,798,000 for the same period last year, a decrease of $214,000 or 5.6%. For the six months ended October 31, 1998, total sales were $7,138,000 compared with $7,798,000 for the same period last year, a decrease of $660,000 or 8.5%. Gladstone's is located on the beach in Pacific Palisades, California and is dependent, to a certain extent, on favorable weather and tourism. Gladstone's has a large outside deck overlooking the Pacific ocean which is a very popular destination but is only open as weather permits. Severe storms generated by the "El Nino" weather phenomenon concluded during the six months ended October 31, 1998; however, the effects of such storms, including road closures and reduced tourism, continued to adversely affect revenues through the three and six month periods ended October 31, 1998, as compared to the same periods last year.

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

Cost of goods sold for the three months ended October 31, 1998 was $2,968,000, or, as a percentage of sales, 82.8% compared with $3,010,000, or, as a percentage of sales, 79.3% during the same period last year. Cost of goods sold for the six months ended October 31, 1998 was $5,905,000, or, as a percentage of sales, 82.7% compared with $6,192,000, or, as a percentage of sales, 79.4% during the same period last year.

The increase in cost of goods sold as a percentage of sales is primarily attributable to increases in the minimum wage and increases in minimum rent required by Sea View's new, twenty-year concession agreement with the County of Los Angeles. The minimum wage in the State of California increased by $.15 per hour on September 1, 1997, and $.60 per hour on March 1, 1998. At present, the state of California, unlike most states, does not allow any adjustment of minimum wage for employees that receive tips.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

Cost of goods sold will typically be slightly lower during the first and second quarters due to additional economies of scale that can be achieved with labor and certain other costs when sales levels are higher. For the fiscal year ended April 30, 1998, cost of goods sold, as a percentage of sales, was 87.4%.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended October 31, 1998, selling, general and administrative expenses were $211,000 compared with $658,000 for the same period last year, a decrease of $447,000 or 67.9%. For the six months ended October 31, 1998, selling, general and administrative expenses were $423,000, compared with $872,000 for the same period last year, a decrease of $449,000 or 51.5%. The decrease is primarily due to the inclusion of a $339,000 bonus for two senior executives and $79,000 in consulting fees relating to the new Gladstone's concession agreement in the operating results for the three and six month periods ended October 31, 1997. These costs did not recur in the three and six month periods ended October 31, 1998.

LEGAL AND LITIGATION SETTLEMENT

For the three months ended October 31, 1998, legal and litigation settlement expenses were $34,000, compared with $276,000 for the same period in the prior year, a decrease of $242,000 or 87.7%. For the six months ended October 31, 1998, legal and litigation settlement expenses were $50,000, compared with $361,000 for the same period in the prior year, a decrease of $311,000, or 86.1%.

The respective decreases are primarily due to the inclusion in the prior year period operating results of legal expenses and settlement costs involving an employment-related litigation matter and legal expenses associated with the negotiation of Gladstone's twenty-year concession agreement.

OTHER INCOME AND EXPENSES

For the three and six months ended October 31, 1998, amortization expense was $168,000 and $329,000, respectively. Amortization expense relates to the Registrant's Goodwill and will approximate $714,000 per year.

For the three and six months ended October 31, 1998, interest expense was $67,000 and $144,000, respectively. Interest expense for the three and six months ended October 31, 1997 was $0 and $1,000, respectively. The increase in interest expense for the three and six month periods ended October 31, 1998, respectively, as compared to the comparable periods in the prior year, is primarily attributable to maintenance of a $2,000,000 letter of credit pursuant to the Gladstone's concession agreement that became effective November 1, 1997. Additionally, the Registrant incurred interest expense in connection with Sea View's line of credit agreement; the outstanding balance of such line of credit at October 31, 1998 is $500,000. Sea View did not have a line of credit during the comparable periods in the prior year.

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


LIQUIDITY AND CAPITAL RESOURCES

Sea View and the County executed a twenty year concession agreement for Gladstone's that commenced on November 1, 1997 ("Agreement"). The terms of the Agreement required Sea View post a $2,000,000 letter of credit as a security deposit for rental payments due to the County. In the event that rents are not paid when due, the County may draw upon the letter of credit. The letter of credit will be reduced to an amount equal to three months minimum rent upon Sea View's satisfaction of certain conditions, including completion of the required capital improvements and maintenance of certain net worth levels. The Agreement requires that Sea View complete at least $2,700,000 in capital improvements to the restaurant facility by April, 1999.

The Registrant posted the letter of credit by utilizing cash collateral provided by Overhead Partners, L.P. ("Overhead"), an entity affiliated with one of the Registrant's principal shareholders and with a member of its board of directors. The letter of credit, which previously was to expire on October 31, 1998, now expires on December 31, 1998, unless extended prior to expiration. In consideration of providing the cash collateral, the Registrant paid a fee to Overhead of $100,000 for the period May 1, 1998 through October 31, 1998, and will continue to pay $16,667 per month until the letter of credit is reduced, terminated, or expires. In the event that any amounts are drawn down on the letter of credit, such amounts will automatically convert into a debt obligation of the Registrant, payable with interest ninety days (or earlier under certain circumstances) from the date of such conversion.

On November 24, 1997 Sea View entered into a one year, $1,000,000 unsecured line of credit agreement with Outside LLC, an entity affiliated with one of the Registrant's principal shareholders and with a member of its board of directors. This agreement provides for interest of 10% on all amounts borrowed, requires a commitment fee of 1.25% of the total line and is guaranteed by the Registrant. The expiration date of the line of credit agreement was extended to February 28, 1999, on November 30, 1998. The line will be used by Sea View for seasonal working capital needs as well as for certain renovations to Gladstone's. At October 31, 1998,

$500,000 was borrowed and outstanding under the line of credit. The line of credit restricts any distribution to the Registrant except for distributions for taxes paid or for repayment of intercompany loans.

The Registrant is currently evaluating available options to raise the necessary funds or receive appropriate commitments to complete the required renovations to Gladstone's, and has had discussions with related parties and third parties in this regard. The Registrant is seeking to procure funding prior to January, 1999, when the major renovations to Gladstone's are anticipated to begin. Such renovations had been expected to begin by October, 1998, but were postponed by delays in obtaining necessary architectural approvals and other factors inherent in the development process. There can be no assurance that the Registrant will be successful in completing the required equity or debt financing. Failure to substantially commence construction, as defined in the concession agreement, is an event of default under such agreement.

The Registrant is also exploring various opportunities to expand its operations. The Registrant's ability to expand is subject to the availability of debt or equity financing on terms that are acceptable to the Registrant.
There can be no assurance that such financing will be available.

Capital expenditures for the six months ended October 31, 1998 totaled approximately $192,000. The terms of the concession Agreement between Sea View and the County require Sea View to expend approximately $2,700,000 on renovations to Gladstone's. The timing of such renovations is subject to the receipt of all necessary permits.


SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, certain statements in this Form 10-Q, including statements in this Item are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Registrant, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Registrant's ability to secure adequate debt or equity financing in order to comply with the terms of the Gladstone's concession Agreement, including the maintenance of a $2,000,000 letter of credit, the payment of significantly higher rental payments and completion of required renovations; the Registrant's ability to generate an operating profit based on the terms of the Gladstone's concession Agreement; the impact on the Registrant of the Year 2000 Issue; that its principal source of cash is funds generated from operations; that restaurants historically have represented a high risk investment in a very competitive industry; general and local economic conditions, which can, among other things, impact tourism, consumer spending and restaurant revenues; weather and natural disasters, such as earthquakes and fires, which can impact sales at the Registrant's restaurants; quality of management; changes in, or the failure to comply with, governmental regulations; unexpected increases in the cost of key food products, labor and other operating expenses in connection with the Registrant's business; and other factors referenced in this Form 10-Q and the Registrant's other filings with the SEC.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable as the Registrant is a small business issuer as defined by SEC regulations.

                                     PART II

                                OTHER INFORMATION
                                -----------------

Item 1.    LEGAL PROCEEDINGS.

           None

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

           None

Item 3.    DEFAULTS UPON SENIOR SECURITIES.

           None

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           Not applicable.

Item 5.    OTHER INFORMATION

           Not applicable.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  EXHIBITS
                    10.65 - Letter of Credit Agreement, dated as of November
                            1, 1998, by and between California Beach
                            Restaurants, Inc., Sea View Restaurants, Inc., and Overhead Partners L.P., a California Limited Partnership

                    10.66 - Line of Credit Agreement, dated as of November 30,
                            1998, by and between Sea View Restaurants, Inc., and Outside LLC, a California Limited Liability Company.

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

                                 California Beach Restaurants, Inc. (Registrant)



Dated:  December 11, 1998        By: /S/ ALAN REDHEAD
                                 ---------------------------
                                     Alan Redhead
                                     Chief Executive Officer




                                 By: /S/ SAMUEL E. CHILAKOS
                                 ----------------------------
                                     Samuel  E.  Chilakos
                                     Chief Financial Officer

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES


INDEX TO EXHIBITS


Item
Number      Description
------      -----------

10.65 Letter of Credit Agreement, dated as of November 1, 1998, by and between California Beach Restaurants, Inc., Sea View Restaurants, Inc., and Overhead Partners L.P., a California Limited Partnership (A)

10.66 Line of Credit Agreement, dated as of November 30, 1998, by and between Sea View Restaurants, Inc., and Outside LLC, a California Limited Liability Company. (A)

27          Financial data schedule (A)


(A)         FILED HEREWITH ELECTRONICALLY