Form 10-Q
period 1999-01-31
CALIFORNIA BEACH RESTAURANTS INC
filed 1999-03-17
CIK 738274

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended                January 31, 1999
                                       -----------------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
                                       ------------------   --------------------


                         Commission file number        0-12226
                                                ----------------------


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


                          Yes     X         No
                               ------          ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


                                          Number of Shares Outstanding
          Class                              at March  12, 1999
----------------------------              ----------------------------
Common Stock, $.01 par value                     3,400,930

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                                JANUARY 31, 1999


                                      INDEX




Part I - FINANCIAL INFORMATION                                                                 Page Number
                                                                                               -----------
        Item 1.  Financial Statements (Unaudited)

                 Consolidated Balance Sheets at January 31, 1999
                 and April 30, 1998..................................................................3

                 Consolidated Statements of Operations for the
                 Three Months Ended and Nine Months Ended
                 January 31, 1999 and 1998...........................................................5

                 Consolidated Statements of Cash Flows for the
                 Nine Months Ended January 31, 1999 and 1998.........................................6

                 Notes to Consolidated Financial Statements..........................................7

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.................................................9

        Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........................13


Part II - OTHER INFORMATION

        Item 1.  Legal Proceedings..................................................................13

        Item 2.  Changes in Securities and Use of Proceeds .........................................13

        Item 3.  Defaults Upon Senior Securities....................................................14

        Item 4.  Submission of Matters to a Vote of Security Holders................................14

        Item 5.  Other Information..................................................................14

        Item 6.  Exhibits and Reports on Form 8-K...................................................14

        Signature Page..............................................................................15

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                         January 31, 1999         April 30, 1998
                                                         ----------------         --------------
                                                           (Unaudited)                  (1)
Current Assets:

    Cash                                                    $  257,000               $  252,000
    Trade and other receivables                                 25,000                   39,000
    Inventories                                                194,000                  162,000
    Prepaid expenses                                           138,000                  321,000
                                                            ----------               ----------

      Total current assets                                     614,000                  774,000

Fixed Assets (at cost) - net of accumulated
    depreciation and amortization (Note C )                  1,282,000                  946,000

Other Assets:

    Goodwill, net of accumulated amortization
    of $5,846,000 at January 31, 1999 and
    $5,298,000 at April 30, 1998                               879,000                1,427,000

    Other                                                      192,000                  174,000
                                                            ----------               ----------
                                                            $2,967,000               $3,321,000
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


(1) The April 30, 1998 amounts have been extracted from the Company's Annual Report on Form 10-K for the year ended April 30, 1998.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                 January 31, 1999          April 30, 1998
                                                                 ----------------          --------------
                                                                    (Unaudited)                   (1)
Current Liabilities:

    Accounts payable                                               $    612,000             $    568,000
    Accrued liabilities                                                 992,000                  895,000
    Line of credit - related party (Note D)                             600,000                  700,000
                                                                   ------------             ------------
      Total current liabilities                                       2,204,000                2,163,000

Deferred rent                                                           257,000                  207,000
Other liabilities                                                       137,000                  167,000


Stockholders' Equity:

    Common stock, $.01 par value, authorized 25,000,000
    shares, issued and outstanding, 3,401,000 shares at
    January 31, 1999 and at April 30, 1998                               34,000                   34,000

    Additional paid-in capital                                       13,175,000               13,175,000

    Deficit in retained earnings                                    (12,840,000)             (12,425,000)
                                                                   ------------             ------------

      Total stockholders' equity                                        369,000                  784,000
                                                                   ------------             ------------
                                                                   $  2,967,000             $  3,321,000
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


(1) The April 30, 1998 amounts have been extracted from the Company's Annual Report on Form 10-K for the year ended April 30, 1998.

                     CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                         (UNAUDITED)



                                              Three Months Ended           Nine Months Ended
                                                  January 31,                 January 31,
                                         ---------------------------   ---------------------------
                                              1999           1998          1999           1998
                                         ------------   ------------   ------------   ------------
Sales                                    $  3,475,000   $  3,469,000   $ 10,613,000   $ 11,267,000

Costs and expenses:

    Cost of goods sold                      3,362,000      3,404,000      9,267,000      9,596,000
    Selling, general and administrative       280,000        330,000        700,000      1,202,000
    Legal and litigation settlement            23,000         62,000         73,000        423,000
    Depreciation                               80,000         92,000        204,000        230,000
                                         ------------   ------------   ------------   ------------
                                             (270,000)      (419,000)       369,000       (184,000)

Other income (expenses):

    Interest expense                          (78,000)       (20,000)      (222,000)       (21,000)
    Amortization of intangible assets        (216,000)      (221,000)      (548,000)      (553,000)
    Other, net                                     --         40,000             --         57,000
                                         ------------   ------------   ------------   ------------

Loss before income taxes                     (564,000)      (620,000)      (401,000)      (701,000)
Provision for income taxes                      5,000             --         14,000          7,000
                                         ------------   ------------   ------------   ------------

Net loss                                 $   (569,000)  $   (620,000)  $   (415,000)  $   (708,000)
                                         ============   ============   ============   ============


Net loss per common share
 (Basic and  Diluted):                   $       (.17)  $       (.18)  $       (.12)  $       (.21)
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

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          NINE MONTHS ENDED JANUARY 31,

                                   (UNAUDITED)



                                                         1999          1998
                                                      -----------   -----------
Cash flows from operating activities:

Net loss                                              $  (415,000)  $  (708,000)

Adjustments to reconcile net loss
to cash provided by operations:

    Depreciation and amortization                         752,000       783,000

Changes in operating assets and liabilities:
    Restricted cash                                            --       475,000
    Trade and other receivables                            14,000        14,000
    Inventories                                           (32,000)       10,000
    Prepaid expenses                                      183,000        81,000
    Other assets                                          (18,000)           --
    Accounts payable                                       44,000      (160,000)
    Accrued liabilities                                    97,000       (33,000)
    Deferred rent                                          50,000            --
    Other liabilities                                     (30,000)      276,000
                                                      -----------   -----------

Net cash provided by operations                           645,000       738,000
                                                      -----------   -----------

Cash flows used in investing activities:
    Additions to fixed assets                            (540,000)     (274,000)
                                                      -----------   -----------

Net cash used in investing activities                    (540,000)     (274,000)
                                                      -----------   -----------

Cash flows from financing activities:

      Borrowings from Line of credit                      100,000       500,000
      Principal payments on borrowings                   (200,000)   (1,488,000)
                                                      -----------   -----------

Net cash used in financing activities                    (100,000)     (988,000)
                                                      -----------   -----------

Net decrease in cash                                        5,000      (524,000)
Cash at beginning of period                               252,000       626,000
                                                      -----------   -----------

Cash at end of period                                 $   257,000   $   102,000
                                                      ===========   ===========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
    Interest                                          $    78,000   $     9,000
                                                      ===========   ===========
    Income taxes                                      $        --   $    12,000
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

The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and article 10 of Regulation S-X and do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial position and results of operations. The results of operations for the nine month period ended January 31, 1999 may not be indicative of the results that may be expected for the year ending April 30, 1999. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended April 30, 1998.

Certain amounts have been reclassified in the Fiscal 1998 financial statements to conform to the Registrant's 1999 presentation.


NOTE B - ACCOUNTING PERIODS

The Company's restaurant operations are conducted through its wholly-owned subsidiary, Sea View Restaurants, Inc. ("Sea View"). The Company's consolidated financial statements for the three months and nine months ended January 31, 1999 and 1998 include Sea View's operations for the sixteen weeks and forty weeks ended February 4, 1999 and February 5, 1998, respectively.


NOTE C - FIXED ASSETS


                                                   January 31, 1999     April 30, 1998
                                                   ----------------     --------------
Construction in progress                              $   550,000         $    74,000
Leasehold improvements                                  2,748,000           2,732,000
Furniture and equipment                                 1,051,000           1,003,000
                                                      -----------         -----------

                                                        4,349,000           3,809,000
Less accumulated depreciation and amortization         (3,067,000)         (2,863,000)
                                                      -----------         -----------

                                                      $ 1,282,000         $   946,000
                                                      ===========         ===========

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                                   (UNAUDITED)



NOTE D -  LINE OF CREDIT - RELATED PARTY

On November 24, 1997, Sea View entered into a one year, $1,000,000 unsecured line of credit agreement ("Line of Credit") with Outside LLC, an entity affiliated with one of the Registrant's principal shareholders and with a member of its board of directors. This agreement provides for interest of 10% on all amounts borrowed, requires a commitment fee of 1.25% of the total line and is guaranteed by the Registrant. The expiration date of the Line of Credit has been extended to March 31, 1999. The Line of Credit is used by Sea View for seasonal working capital needs as well as for certain renovations to Gladstone's. At January 31, 1999, $600,000 was borrowed and outstanding under the line of credit. An additional $400,000 was borrowed under the Line of Credit on February 9, 1999, and used for required renovations to Gladstone's. The entire outstanding balance of the Line of Credit agreement will be paid off upon the Registrant's receipt of funds pursuant to the private offering, to the extent that such private offering is successfully completed. (see Item 2. Liquidity and Capital Resources).

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS


RESTAURANT REVENUES

Restaurant operations include the results of Gladstone's 4 Fish ("Gladstone's") in Pacific Palisades, California and RJ's - Beverly Hills in Beverly Hills, California.

Total sales for the three months ended January 31, 1999 were $3,475,000 compared with $3,469,000 for the same period last year, an increase of $6,000 or .2%. For the nine months ended January 31, 1999, total sales were $10,613,000 compared with $11,267,000 for the same period last year, a decrease of $654,000 or 5.8%. Gladstone's is located on the beach in Pacific Palisades, California and is dependent, to a certain extent, on favorable weather and tourism. Beginning in December 1997, Gladstone's was impacted by severe storms caused by the "El Nino" weather pattern. Although the storms concluded in May 1998, their aftermath, including road closures that restricted access to Gladstone's and reduced tourism, continued to adversely affect sales throughout the nine months ended January 31, 1999. The improved sales for the three months ended January 31, 1999, as compared to the prior year, is due to the effect of favorable weather in the three months ended January 31, 1999. The Registrant expects that sales will be adversely affected in the three months ending April 30, 1999 as a result of the construction of renovations to Gladstone's.

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

Cost of goods sold for the three months ended January 31, 1999 was $3,362,000 or, as a percentage of sales, 96.7% compared with $3,404,000, or, as a percentage of sales, 98.1% during the same period last year. Cost of goods sold for the nine months ended January 31, 1999 was $9,267,000, or, as a percentage of sales, 87.3% compared with $9,596,000, or, as a percentage of sales, 85.2% during the same period last year. The decrease in cost of goods sold as a percentage of sales for the three months ended January 31, 1999 as compared to the comparable period in the prior year is the result of improved efficiencies in labor and other operating expenses. The increase in cost of goods sold as a percentage of sales that occurred during the nine months ended January 31, 1999, as compared to the comparable period in the prior year, is primarily the result of increased rents attributable to the Concession Agreement for Gladstone's that became effective November 1, 1997.

The Registrant entered into a new concession agreement for the lease of Gladstone's, with the County of Los Angeles, that commenced on November 1, 1997. Rents payable pursuant to the new concession agreement are significantly higher than those attributable to the prior agreement. Minimum annual rent for the first two years of the agreement is $1,531,250 per year, increasing to $1,750,000 per year over the remaining eighteen years of the agreement. The Registrant has recorded rent expense based on the average monthly payment due

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES over the life of the agreement. On February 9, 1999, the Registrant amended the concession agreement for Gladstone's. Pursuant to the amended concession agreement, the Registrant will be required to pay, in addition to the aforementioned minimum annual rent obligations, "supplemental rent" equal to the sum of $15,000 per year, plus an annual payment of 1% of the amount by which Gladstone's annual gross revenues exceed $14,000,000. The terms of the concession agreement afford the County of Los Angeles the opportunity to conduct a valuation of Gladstone's at any time during the first 150 months of the concession agreement in the event of a sale of Gladstone's or 100% of the stock of Sea View or the Registrant, or at any time between the beginning of the 79th month and the end of the 150th month of the concession agreement. If the County elects to conduct a valuation, Sea View must thereafter pay the greater of (1) the supplemental rent payments; or (2) an amount determined by amortizing the greater of 5% of the gross concession value or 20% of the net concession value (as determined pursuant to the concession agreement), less the aggregate amount of supplemental rent payments paid through the date of the valuation, using an interest rate of 9% and equal payments of principal and interest, over the remaining term of the concession agreement.

Cost of goods sold will typically be slightly lower during the first and second quarters due to additional economies of scale that can be achieved with labor and certain other costs when sales levels are higher. For the fiscal year ended April 30, 1998, cost of goods sold, as a percentage of sales, was 87.4%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended January 31, 1999, selling, general and administrative expenses were $280,000 compared with $330,000 for the same period last year, a decrease of $50,000, or 15.2%. For the nine months ended January 31, 1999, selling, general and administrative expenses were $700,000 compared with $1,202,000 for the same period last year, a decrease of $502,000, or 41.8%. The respective decreases in selling, general and administrative expenses experienced during the three and nine months ended January 31, 1999 are primarily the result of the inclusion of a non-recurring incentive bonus of $339,000 for two senior executives and non-recurring consultant's fees of $79,000, relating to the acquisition of the new concession agreement for Gladstone's Malibu, in the operating results of the comparable periods in the prior year. The remaining decrease in selling, general and administrative expenses is the result of improved efficiencies in these costs in Fiscal 1999.

LEGAL AND LITIGATION SETTLEMENT

For the three months and nine months ended January 31, 1999, legal and litigation settlement expenses were $23,000 and $73,000, respectively, compared with $62,000 and $423,000, respectively, for the same periods last year.

The respective decreases are primarily due to the inclusion in the comparable periods of Fiscal 1998 of legal expenses and settlement costs resulting from the settlement of an employment related litigation matter (See Part II - Item I - Legal Proceedings in the Registrant's Form 10-Q for the quarter ended October 31, 1997), and legal expenses relating to the negotiation and execution of the Gladstone's concession agreement. These costs did not recur in the three and nine month periods ended January 31, 1999.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES



DEPRECIATION/AMORTIZATION OF INTANGIBLE ASSETS

For the three months and nine months ended January 31,1999, depreciation expense was $80,000 and $204,000 respectively, compared with $92,000 and $230,000, respectively, for the same periods last year. During the nine months ended January 31, 1999, certain restaurant assets became fully depreciated, resulting in a decrease in depreciation expense for the three months and nine months ended January 31, 1999.

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


LIQUIDITY AND CAPITAL RESOURCES

The terms of the Gladstone's concession agreement require Sea View to post a $2,000,000 letter of credit as a security deposit for rental payments due to the County. In the event that rents are not paid when due, the County may draw upon the letter of credit. The face amount of the letter of credit will be reduced to $437,500 upon Sea View's completion of at least $2,700,000 in renovations required by the Concession Agreement and Sea View's maintenance of certain net worth levels.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES



The Registrant posted the letter of credit by utilizing cash collateral provided by Overhead Partners, L.P. ("Overhead"), an entity affiliated with one of the Registrant's principal shareholders and with a member of its board of directors. The collateral support for the letter of credit has been extended through July 31, 1999. The cost to the Registrant of maintaining the letter of credit is $16,667 per month. In the event that any amounts are drawn down on the letter of credit, such amounts will automatically convert into a debt obligation of the Registrant, payable with interest ninety days (or earlier under certain circumstances) from the date of such conversion.

On March 11, 1999, the Registrant commenced a private offering to raise approximately $1,800,000 of capital ("offering"). The terms of the offering provide for the sale of subordinated, convertible notes ("Notes") to a limited number of existing shareholders of the Registrant who are also "accredited investors" within the meaning of Regulation D promulgated under the Securities Act of 1933, as amended. The proceeds of the offering will be used to retire existing indebtedness to Outside LLC and to finance the renovations at Gladstone's. The Notes are immediately convertible into common stock of the Registrant at a rate of $1 per share, and pay interest at 5% per annum. The Registrant may pay the interest on the Notes in cash or in kind. Fifty percent of the outstanding principal and interest of the Notes, at the option of the Note purchasers, will mature in three years, and the balance of the Notes mature in four years. The offering is scheduled to close on or about March 25, 1999. There can be no assurance that the Registrant will successfully complete this offering.

Additionally, the Registrant has secured a commitment for equipment financing with Lyon Credit Corporation, subject to the satisfaction of certain conditions, some of which are outside the control of the Registrant. Pursuant to the commitment, approximately $1,200,000 of credit may be extended to Gladstone's, secured by certain tenant improvements and equipment. The terms of the commitment provide for a five year amortization period and interest at the rate of the yield to maturity of the five year Treasury Note plus 400 basis points. There can be no assurance that the Registrant will receive such financing.

On November 24, 1997, Sea View entered into a one year, $1,000,000 unsecured line of credit agreement with Outside LLC, an entity affiliated with Overhead, with one of the Registrant's principal shareholders and with a member of its board of directors. This agreement provides for interest of 10% on all amounts borrowed, requires a commitment fee of 1.25% of the total line and is guaranteed by the Registrant. The expiration date of the Line of Credit was extended to March 31, 1999. The Line of Credit is used by Sea View for seasonal working capital needs as well as for certain renovations to Gladstone's. At January 31, 1999, $600,000 was borrowed and outstanding under the line of credit. An additional $400,000 was borrowed under the Line of Credit on February 9, 1999, and used for required renovations to Gladstone's. The entire outstanding balance of the Line of Credit agreement will be paid off upon the Registrant's receipt of funds pursuant to the offering, if such offering is successfully completed.

Funding for the renovations to Gladstone's must be secured in order to complete the construction at Gladstone's. There can be no assurance that the Registrant will be successful in completing the required financing. The failure to maintain the letter of credit as required by the concession agreement or the failure to substantially complete construction by August 9, 1999, unless such date is extended as specifically provided in the concession agreement, are events of default under such concession agreement.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES



Capital expenditures for the nine months ended January 31, 1999 totaled approximately $540,000. The Registrant estimates that renovation costs for Gladstone's will approximate $2,700,000.

If the financings referred to above are successfully completed, the Registrant anticipates possessing sufficient resources to meet its capital requirements for the next 12 months. If such financings are not successful, the Registrant must obtain alternative sources of capital which may not be available on terms and conditions acceptable to the Registrant.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, certain statements in this Form 10-Q, including statements in this Item are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Registrant, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Registrant's ability to secure adequate debt or equity financing in order to comply with the terms of the Gladstone's concession Agreement, including the maintenance of a $2,000,000 letter of credit, the payment of significantly higher rental payments and completion of required renovations; the Registrant's ability to generate an operating profit based on the terms of the Gladstone's concession Agreement; the impact on the Registrant of the Year 2000 Issue; that its principal source of cash is funds generated from operations; that restaurants historically have represented a high risk investment in a very competitive industry; general and local economic conditions, which can, among other things, impact tourism, consumer spending and restaurant revenues; weather and natural disasters, such as earthquakes and fires, which can impact sales at the Registrant's restaurants; quality of management; changes in, or the failure to comply with, governmental regulations; unexpected increases in the cost of key food products, labor and other operating expenses in connection with the Registrant's business; and other factors referenced in this Form 10-Q and the Registrant's other filings with the Securities and Exchange Commission.


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



Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              10.67 First Amendment to Concession Agreement For Will Rogers State Beach Park Restaurant, by and between the County of Los Angeles, and Sea View Restaurants, dated February 9, 1999.

              27      Financial data schedule

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

                                         California Beach Restaurants, Inc.
                                         (Registrant)



Dated:  March 15, 1999                By: /s/ Alan Redhead
                                         --------------------------------------
                                         Alan Redhead
                                         Chief Executive Officer



                                      By: /s/ Samuel E. Chilakos
                                         --------------------------------------
                                         Samuel E. Chilakos
                                         Chief Financial Officer

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES



INDEX TO EXHIBITS


Item
Number      Description
------      -----------
10.67       First Amendment to Concession Agreement For Will Rogers State Beach
            Park Restaurant, by and between the County of Los Angeles, and Sea
            View Restaurants, dated February 9, 1999. (A)

27          Financial data schedule (A)

(A)         FILED HEREWITH ELECTRONICALLY