Form 10-K
period 1999-04-30
CALIFORNIA BEACH RESTAURANTS INC
filed 1999-07-15
CIK 738274

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the fiscal year ended April 30, 1999
                      or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the transition period from _____ to _____

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

The number of outstanding shares of the Registrant's Common Stock as of July 9, 1999 was 3,400,930.

Documents incorporated by reference; the definitive Proxy Statement of the Registrant for the 1999 annual meeting of shareholders (Part III to the extent described herein), or if such Proxy Statement is not filed within 120 days of the Registrant's fiscal year end, such information will be included in an amendment to this Form 10-K filed within such timeframe.

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

        Sandwich and salad prices begin at $9.49, with dinner entrees beginning at $17.99. A typical dinner entree includes soup or salad, a loaf of hot sourdough bread, fresh vegetable and rice or potato. Gladstone's average check, including beverages and desserts, is approximately $23.38. Gladstone's portion sizes are very large and food that cannot be finished is wrapped in a gold foil animal "sculpture." The gold foil, which is manufactured specially for Gladstone's, is a signature element of the restaurant. Gladstone's is also well known for the full barrels of peanuts that are always available free of charge to guests and free "mile-high" cake for all birthday and anniversary celebrations.


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

RESTAURANT OPERATIONS - GLADSTONE'S CONCESSION AGREEMENT

        Sea View operates Gladstone's pursuant to a 20-year concession agreement with the County of Los Angeles ("County") that commenced November 1, 1997 ("Concession Agreement") following the expiration of its prior agreement. During February 1999, the Concession Agreement was amended. The Concession Agreement, as amended, obligates Sea View to pay minimum annual rental payments of $1,750,000 to the County. Percentage rents based on 10% of food sales and 12% of the combined sales of alcoholic beverages, merchandise and parking lot revenue are payable to the extent that such percentage rents exceed the minimum annual rents. In addition to minimum annual rent and percentage rent, Sea View is required to pay "Supplemental Rent" to the County equal to the sum of $15,000 per year plus 1% of the excess of Gladstone's gross annual revenues over $14,000,000. Sea View is also required to expend at least $2,700,000 for renovations to the restaurant facility by August 9, 1999. During the first two years of the agreement, minimum annual rent is reduced by $218,750 per year. The Registrant records rent expense on a straight line basis over the life of the agreement. See Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The agreement also requires Sea View to post a $2,000,000 letter of credit in favor of the County, as a security deposit. The County may draw upon the letter of credit if Gladstone's fails to pay rent as it comes due. The required amount of the letter of credit will be reduced to an amount equal to three months minimum rent ($437,500) upon Sea View's completion of the required capital improvements and maintenance of certain net worth levels.

        The terms of the Concession Agreement afford the County the opportunity to conduct a valuation of the Gladstone's Pacific Palisades operations ("Concession"), at any time during the first 150 months of the Concession Agreement (commencing November 1, 1997) in the event of a sale of Gladstone's or 100% of the stock of Sea View or the Registrant, or at any time between the beginning of the 79th month and the end of the 150th month of the Concession Agreement. If the County elects to conduct a valuation, Sea View must thereafter pay the greater of (1) the Supplemental Rent Payments, or (2) an amount determined by amortizing the greater of 5% of the gross Concession value or 20% of the net Concession value (as determined pursuant to the Concession Agreement), less the aggregate amount of Supplemental Rent Payments paid through the date of the valuation, using an interest rate of 9% and equal payments of principal and interest, over the remaining term of the Concession Agreement.

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

LICENSE AGREEMENT

        GLADSTONE'S/UNIVERSAL CITY - In 1992 the Registrant entered into a license agreement with MCA Development Venture Two ("MCADVT"), an affiliate of Universal Studios, Inc., which permits MCADVT to use the Gladstone's 4 Fish name and trademarks at a restaurant in their CityWalk development located in Universal City, California in exchange for a royalty fee of .8% of the restaurant's gross receipts during such use. The Gladstone's 4 Fish restaurant at CityWalk opened in May 1993. Fees received pursuant to this agreement during fiscal 1999 were approximately $71,000.

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

EMPLOYEES

        The Registrant has approximately 235 employees in restaurant operations. None of the employees are represented by a union. The Registrant believes that its working conditions and compensation packages are competitive with those offered by its competitors and considers relations with its employees to be good.

SEASONALITY

        The Registrant's restaurant business is seasonal due to Gladstone's location on the beach in Pacific Palisades, California. As a result, sales and operating profits are higher during the summer months.


ITEM 2  PROPERTIES

        GLADSTONE'S LEASES. The Concession Agreement for the restaurant provides for rent based on 10% of sales of food and non-alcoholic beverages and 12% of the sales of alcoholic beverages, merchandise, and parking lot revenue, with an annual minimum rent of $1,750,000 and annual supplemental rent of $15,000 plus 1% of Gladstone's Pacific Palisades annual gross revenue in excess of $14,000,000. Rent paid in cash under the restaurant lease for Fiscal 1999, after utilization of a $219,000 credit pursuant to the Concession Agreement, was approximately $1,531,000, representing approximately 11.2% of the restaurant's sales.

        R.J.'S LEASE. In December 1994, the Registrant negotiated an amended and restated lease for RJ's. The amended lease expires in December 2004 subject to a non-guaranteed extension period of five years. The amended lease provides for monthly rental payments of $13,034 through December 2000. In January 2001 and 2004 the monthly lease payments are subject to further adjustment based on Consumer Price Index changes. Rent paid in Fiscal 1999 was $156,404.

        EXECUTIVE OFFICE. The Registrant occupies approximately 2,000 square feet of office space in Pacific Palisades, pursuant to a lease that expires in September 2002 and provides for current monthly rental payments of approximately $3,467. The lease agreement includes an option to extend the term of the lease for an additional five years.


ITEM 3  LEGAL PROCEEDINGS

        The Registrant is involved in litigation and threatened litigation arising in the ordinary course of business. Management of the Registrant does not believe that resolution of any such matters will have a material adverse effect on its business.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of the Registrant's stockholders during the fourth quarter of the fiscal year ended April 30, 1999.


PART II

ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The shares of Registrant's common stock are listed on the OTC Bulletin Board under the symbol "CBHR".

        Market price information for the Registrant's common stock listed below is taken from the OTC Bulletin Board.

                                                      BID PRICE
                                               ---------------------
        FISCAL 1998                            HIGH              LOW
        -----------                            ----              ---
        First Quarter                          (A)               (A)
        Second Quarter                         (A)               (A)
        Third Quarter                          (A)               (A)
        Fourth Quarter                         (A)               (A)

        FISCAL 1999
        -----------

        First Quarter                          (A)               (A)
        Second Quarter                         (A)               (A)
        Third Quarter                          (A)               (A)
        Fourth Quarter                         (A)               (A)

        FISCAL 2000

        First Quarter (through 7/15/99)        (A)               (A)


        At July 9, 1999, the Registrant had approximately 870 shareholders of record.

        (A) Since August 11, 1995 there have been no posted bid prices for the Registrant's common stock.

        CONVERTIBLE NOTES On March 30, 1999, the Registrant completed a private offering of $1,800,000 of subordinated, convertible notes ("Subordinated Notes") to a limited number of existing shareholders of the Registrant who are "accredited investors" within the meaning of Regulation D promulgated under the Securities Act of 1933, as amended. The proceeds of the offering were used to retire existing indebtedness to Outside LLC (as defined herein), and to finance the renovations at Gladstone's. The Subordinated Notes are immediately convertible into common stock of the Registrant at a rate of $1 per share, and pay interest at 5% per annum. The Registrant may pay interest on the Subordinated Notes in cash or in kind. The Subordinated Notes mature on March 30, 2003; provided, however, that the holders of the Subordinated Notes may elect to receive payment for fifty percent of the outstanding Subordinated Notes on March 30, 2002.

        DIVIDENDS The Registrant has not paid a dividend on its common stock since fiscal 1985. The Registrant presently intends to retain any earnings to repay indebtedness and finance its operations and does not anticipate declaring cash dividends in the foreseeable future.


ITEM 6  SELECTED FINANCIAL DATA

        The following table sets forth the selected financial data and operating data for the five years ended April 30, 1999 and is derived from the audited consolidated financial statements of the Registrant. The consolidated financial data in the following table is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other financial and statistical information included elsewhere in this Form 10-K.

                                                                   YEARS ENDED APRIL 30,
                                               --------------------------------------------------------------
                                                 1999          1998          1997         1996         1995
                                               --------      --------      --------     --------     --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income Statement Data:
    Sales                                      $ 13,687      $ 14,162      $ 15,164     $ 15,257     $ 14,160

    Income (loss) from operations
      before extraordinary items                   (680)       (1,420)          327          577       (3,419)
    Income (loss) per common share
      from operations before

      extraordinary items
        Basic                                  $   (.20)     $   (.42)    $     .10     $    .20    $  (12.21)
        Diluted                                    (.20)         (.42)          .10          .18       (12.21)

    Extraordinary item (a)                           --            --            --           --        2,540
    Income per common share from
      extraordinary items (Basic and Diluted)        --            --            --           --
                                                                                                         9.07
    Net income (loss)                              (680)       (1,420)          327          577         (879)

   Net income (loss) per common share
      Basic                                    $   (.20)     $   (.42)     $    .10     $    .20     $  (3.14)
      Diluted                                      (.20)         (.42)          .10          .18        (3.14)

Balance Sheet Data:

    Total assets                               $  4,576      $  3,321      $  5,078     $  6,060     $  6,709
    Long-term debt, net of current portion        2,499            --            --        1,500        3,559

(a) Extraordinary Gain recognized in connection with the December 1994 debt forgiveness.


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

        The Registrant currently has operations in one business segment, the ownership and operation of restaurants. The Registrant's restaurant operations are conducted through its wholly owned subsidiary, Sea View. Sea View's fiscal year is the 52 or 53 week period ending on the Thursday closest to April 30. The Fiscal Years 1999, 1998, & 1997 each contained 52 weeks.

RESTAURANT OPERATIONS

        Restaurant operations include the results of Gladstone's 4 Fish in Pacific Palisades, California, and RJ's - Beverly Hills in Beverly Hills, California.

        Total sales for the fiscal year ended April 30, 1999 were $13,687,000, a decrease of $475,000 or 3.4% as compared to the year ended April 30, 1998. The Registrant's Gladstone's 4 Fish restaurant is located on the beach in Pacific Palisades, California and is dependent, to a certain extent, on favorable weather and tourism. Gladstone's has a large outside deck overlooking the Pacific ocean, which is a very popular destination, but is only open as weather permits. Gladstone's 4 Fish revenues were adversely affected during the first quarter of Fiscal 1999 by inclement weather and road closures resulting from the "El Nino" storms. Additionally, during the Fourth Quarter of Fiscal 1999, the Registrant commenced construction of improvements to Gladstone's, causing a temporary reduction in seating capacity and a commensurate decrease in revenue. The reduction in seating capacity will continue to impact Gladstone's revenues until the improvements are completed. The Registrant anticipates substantial completion of the improvements during July 1999.

        Total sales for the fiscal year ended April 30, 1998 were $14,162,000, a decrease of $1,002,000 or 6.6% as compared to the year ended April 30, 1997. Gladstone's 4 Fish sales experienced a significant decline during the fourth quarter of Fiscal 1998 due to adverse weather and road closures caused by the "El Nino" storms.

        In May 1993, MCA Development, Inc.("MCAD") opened a Gladstone's 4 Fish at its Citywalk project in Universal City, California pursuant to a license agreement between the Registrant and a subsidiary of MCAD. License fees for the fiscal years ended April 30, 1999, 1998 and 1997 were $71,000, $81,000 and $78,000, respectively.


COST OF GOODS SOLD

        Cost of goods sold includes all food, beverages, liquor, direct labor and other operating expenses, including rent, of the Registrant's restaurant operations. Cost of goods sold was $11,928,000 in Fiscal 1999 as compared to $12,371,000 in Fiscal 1998, a decrease of $443,000 or 3.5%. Cost of goods sold, as a percentage of sales, for the fiscal year ended April 30, 1999 was 87.1% compared to 87.4% for fiscal 1998 and 82.0% for fiscal 1997.

        The increase in cost of goods sold in Fiscal 1998 and Fiscal 1999, as compared to Fiscal 1997, as a percentage of sales, is primarily due to an increase in Gladstone's rent expense. Gladstone's rent expense for the fiscal year ended April 30, 1999 was $1,728,000, as compared to $1,501,000 and $1,116,000 for the fiscal years ended April 30, 1998 and 1997, respectively. Rents required by Gladstone's Concession Agreement are substantially greater than those associated with the prior agreement between Sea View and the County. Minimum annual rent expense under the new Concession Agreement is $1,728,000. The Registrant's concerted effort to reduce costs resulted in the decline in the amount of cost of goods sold, as a percentage of sales, in Fiscal 1999, as compared to Fiscal 1998.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expense for the year ended April 30, 1999 decreased $739,000 or 43.6% as compared with the year ended April 30, 1998. The decrease is due to the Registrant's continuing efforts to reduce such expenses, as well as the non-recurrence of certain unusual expenses relating to the execution of the new Concession Agreement for Gladstone's, including an executive bonus of $370,000, financing costs of $131,000, and consulting fees of $68,000 that were included in the results of operations for the year ended April 30, 1998.

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

LEGAL AND LITIGATION SETTLEMENT

        Legal and litigation settlement expenses for the year ended April 30, 1999 decreased by $349,000, or 77.0% as compared with the year ended April 30, 1998. The decrease in such expenses is primarily due to the inclusion in the operating results for the year ended

April 30, 1998 of legal expenses and settlement costs relating to a litigation matter that was resolved that year. The remaining decrease is attributable to the Registrant's utilization of in-house counsel for representation in certain matters and management of external counsel in other matters.

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

INTEREST EXPENSE

        For the year ended April 30, 1999, the Registrant recorded interest expense of $303,000, net of interest income of $5,000, primarily relating to the cost of maintaining the letter of credit required by the Concession Agreement and to the cost of the Registrant's revolving line of credit.

        For the year ended April 30, 1998, the Registrant recorded interest expense of $15,000, net of interest income of $19,000, primarily related to the revolving line of credit. The balance of interest expense for fiscal year 1998 is related to a capital lease for certain restaurant equipment.

INCOME TAX PROVISION

        For the year ended April 30, 1999 and 1998, the Registrant recorded income tax expense of $2,000 and $38,000, respectively.

IMPACT OF YEAR 2000

        The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Registrant's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900, rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

        The Registrant has purchased a new, Year 2000 compliant point of sale system and related network hardware and software for its Gladstone's restaurant and corporate offices. The Registrant has also initiated formal communications with its significant suppliers and large customers to determine the extent to which the Registrant's interface systems are vulnerable to those third parties' failure to remediate their own year 2000 Issues. The Registrant presently believes that with its new computer hardware, software, and ongoing upgrades of certain software applications, the cost of which are not expected to be material to the Registrant's results of operation or financial position, the Year 2000 Issue will not pose significant operational problems for its computer systems. The Registrant anticipates completing the Year 2000 project prior to any anticipated impact on its operating systems. However, if such modifications and conversions are not made, or are not completed timely, the year 2000 Issue could have a material adverse effect on the operations of the Registrant. Likewise, there can be no assurance that the systems of other companies on which the

Registrant's systems rely will be timely converted and would not have a material adverse effect on the Registrant.

LIQUIDITY AND CAPITAL RESOURCES

        Sea View and the County executed a 20-year Concession Agreement for Gladstone's that commenced on November 1, 1997, following the expiration of its prior agreement. The Concession Agreement was amended on February 9, 1999. The terms of the Concession Agreement, as amended, require Sea View to post a $2,000,000 letter of credit as a security deposit for rental payments due to the County. In the event that rents are not paid when due, the County may draw upon the letter of credit. The required amount of the letter of credit will be reduced to an amount equal to three months minimum rent ($437,500) upon Sea View's completion of required capital improvements and maintenance of certain net worth levels. The agreement also requires that Sea View complete at least $2,700,000 in renovations to the restaurant facility by August 9, 1999. The failure by Sea View to maintain the letter of credit or complete the renovations to Gladstone's in accordance with the Concession Agreement are events of default under such Concession Agreement.

        The Registrant posted the letter of credit required by the Concession Agreement by utilizing cash collateral provided by Overhead Partners, L.P. ("Overhead"), an entity affiliated with one of the Registrant's principal shareholders and with a member of its board of directors. The collateral support for the letter of credit has been extended through July 31, 1999. In consideration of providing the cash collateral, the Registrant paid Overhead $200,000 for the year ended April 30, 1999 and $80,000 for the period November 1, 1997 through April 30, 1998. In the event that any amounts are drawn down on the letter of credit, such amounts will automatically convert into a debt obligation of the Registrant, payable with interest ninety days (or earlier under certain circumstances) from the date of such conversion.

        On March 30, 1999, the Registrant completed a private offering of $1,800,000 of subordinated, convertible notes ("Subordinated Notes") to a limited number of existing shareholders of the Registrant who are "accredited investors" within the meaning of Regulation D promulgated under the Securities Act of 1933, as amended. The proceeds of the offering were used to retire existing indebtedness to Outside LLC, an entity affiliated with Overhead, and to finance the renovations at Gladstone's. The Subordinated Notes are immediately convertible into common stock of the Registrant at a rate of $1 per share, and pay interest at 5% per annum. The Registrant may pay interest on the Subordinated Notes in cash or in kind. The Subordinated Notes mature on March 30, 2003; provided, however, that the holders of the Subordinated Notes may elect to receive payment for fifty percent of the principal of the outstanding Subordinated Notes on March 30, 2002.

        The Registrant has entered into an agreement for tenant improvement and equipment financing with Lyon Credit Corporation ("TI Facility"). The terms of the agreement provide for the extension of up to $1,200,000 of credit, to be repaid over a 5 year period with interest at the rate of the yield to maturity of the five year Treasury Note plus 4 percent. This financing is secured by certain tenant improvements and equipment. At April 30, 1999, the balance due under the TI Facility was $822,000.

        On July 7, 1999, the Registrant entered into a one year, $500,000 line of credit agreement with Santa Monica Bank. The terms of the agreement provide for a commitment fee of 1/2%, and monthly payments of interest at prime plus
1%, with all interest and principal due on July 6, 2000. The agreement obligates the Registrant to comply with certain financial covenants, and maintain a zero balance on the line of credit for at least 60 consecutive days, at any time during the term of the agreement. The line of credit is guaranteed by Sea

View and collateralized by certain assets of the Registrant, including the license agreement for Gladstone's Universal. The line of credit will be used for seasonal working capital needs.

        On November 24, 1997, Sea View entered into a one year, $1,000,000 unsecured line of credit agreement with Outside LLC. Interest of 10% was paid on all amounts borrowed, as well as a commitment fee of 1.25% of the total line. The line was guaranteed by the Registrant and was paid in full on March 30, 1999. The line was used by Sea View for seasonal working capital needs as well as for certain renovations to Gladstone's.

        Capital expenditures for the year ended April 30, 1999 totaled approximately $1,498,000. The Registrant believes that it possesses the necessary capital resources to complete the renovations to Gladstone's required by the Concession Agreement.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Except for the historical information contained herein, certain statements in this Form 10-K, including statements in this Item and in "Business" are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Registrant, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Registrant's completion of required renovations to Gladstone's; the Registrant's ability to generate an operating profit based on the terms of the Concession Agreement; the impact on the Registrant of the Year 2000 Issue; that its principal source of cash is funds generated from operations and outside financings; that restaurants historically have represented a high risk investment in a very competitive industry; general and local economic conditions, which can, among other things, impact tourism, consumer spending and restaurant revenues; weather and natural disasters, such as earthquakes and fires, which can impact sales at the Registrant's restaurants; quality of management; changes in, or the failure to comply with, governmental regulations; unexpected increases in the cost of key food products, labor and other operating expenses in connection with the Registrant's business; and other factors referenced in this Form 10-K and the Registrant's other filings with the SEC.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                Not Applicable

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       CALIFORNIA BEACH RESTAURANTS, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                       Page

        Report of Independent Auditors                                  16

        Consolidated Balance Sheets - April 30, 1999 and 1998           17

        Consolidated Statements of Operations for each of the three
          years in the period ended April 30, 1999                      19

        Consolidated Statements of Stockholders' Equity (Deficit)  for
          each of the three years in the period ended April 30, 1999    19

        Consolidated Statements of Cash Flows for each of the
          three years in the period ended April 30, 1999                20

        Notes to Consolidated Financial Statements                      22


        All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                None

PART III


ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


        Information concerning directors and executive officers is incorporated herein by reference from the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's 1999 Proxy Statement, or if such Proxy Statement is not filed within 120 days of the Registrant's fiscal year end, such information will be included in an amendment to this Form 10-K filed within such timeframe.


ITEM 11 EXECUTIVE COMPENSATION


        Information concerning executive compensation is incorporated herein by reference from the section entitled "Executive Compensation" in the Registrant's 1999 Proxy Statement, or if such Proxy Statement is not filed within 120 days of the Registrant's fiscal year end, such information will be included in an amendment to this Form 10-K filed within such timeframe.


ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's 1999 Proxy Statement, or if such Proxy Statement is not filed within 120 days of the Registrant's fiscal year end, such information will be included in an amendment to this Form 10-K filed within such timeframe.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information concerning certain relationships and related transactions is incorporated herein by reference from the section entitled "Certain Relationships and Related Transactions" in the Registrant's 1999 Proxy Statement, or if such Proxy Statement is not filed within 120 days of the Registrant's fiscal year end, such information will be included in an amendment to this Form 10-K filed within such timeframe.


PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

                                                                             Page No.
                                                                             --------

        Report  of Independent Auditors                                         16

        Consolidated Balance Sheets - April 30, 1999 and 1998                   17

        Consolidated Statements of Operations for each of the three years
          in the period ended April 30, 1999                                    19

        Consolidated Statements of Stockholders' Equity (Deficit) for
          each of the three years in the period ended April 30, 1999            20

        Consolidated Statements of Cash Flows for each of the three years
          in the period ended April 30, 1999                                    21

        Notes to Consolidated Financial Statements                              22

    (2) Financial Statement Schedule

               All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

    (3) Exhibits

                The exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report on Form 10-K.

(b)     Reports on Form 8-K

                A Form 8-K was filed on May 7, 1999 under Item 5 to report the Registrant's March 30, 1999 announcement that it had completed a private offering of notes convertible into the Registrant's common stock, and tenant improvement and equipment financing.

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

                         REPORT OF INDEPENDENT AUDITORS





Board of Directors
California Beach Restaurants, Inc.



We have audited the accompanying consolidated balance sheets of California Beach Restaurants, Inc. and subsidiaries as of April 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended April 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of California Beach Restaurants, Inc. and subsidiaries at April 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 1999, in conformity with generally accepted accounting principles.




                                               ERNST & YOUNG LLP



Los Angeles, California
June 18, 1999

               California Beach Restaurants, Inc. and Subsidiaries

                           Consolidated Balance Sheets


                                                                         APRIL 30
                                                                  1999              1998
                                                              ------------------------------

ASSETS
Current assets:
  Cash and cash equivalents                                   $  1,018,000      $    252,000
  Trade and other receivables                                       50,000            39,000
  Inventories                                                      211,000           162,000
  Prepaid expenses                                                 310,000           321,000
                                                              ------------------------------
Total current assets                                             1,589,000           774,000

Fixed assets, net of accumulated depreciation
  and amortization                                               2,083,000           946,000

Other assets:
  Goodwill, net of accumulated amortization of
    $6,010,000 (1999) and $5,298,000 (1998)                        714,000         1,427,000
  Other                                                            190,000           174,000
                                                              ------------------------------
Total assets                                                  $  4,576,000      $  3,321,000
                                                              ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                            $    287,000      $    568,000
  Accrued liabilities                                            1,021,000           895,000
  Current portion of note payable                                  123,000                --
  Revolving line of credit - related party                              --           700,000
                                                              ------------------------------
Total current liabilities                                        1,431,000         2,163,000

Note payable, less current portion                                 699,000                --
Subordinated convertible notes                                   1,800,000                --
Deferred rent                                                      405,000           207,000
Other liabilities                                                  137,000           167,000

Stockholders' equity (deficit):
  Common stock, $.01 par value, authorized 25,000,000
    shares, issued and outstanding 3,401,000 shares at
    April 30, 1999 and 1998                                         34,000            34,000
  Preferred stock, no par value, authorized 1,818,755
    shares, none issued and outstanding at April 30,                    --                --
    1999 and 1998
  Additional paid-in capital                                    13,175,000        13,175,000
  Accumulated deficit                                          (13,105,000)      (12,425,000)
                                                              ------------------------------
Total stockholders' equity                                         104,000           784,000
                                                              ------------------------------
Total liabilities and stockholders' equity                    $  4,576,000      $  3,321,000
                                                              ==============================


See accompanying notes.

               California Beach Restaurants, Inc. and Subsidiaries

                      Consolidated Statements of Operations


                                                        YEAR ENDED APRIL 30
                                              1999              1998              1997
                                          ------------------------------------------------
Sales                                     $ 13,687,000      $ 14,162,000      $ 15,164,000

Costs and expenses:
  Cost of goods sold                        11,928,000        12,371,000        12,438,000
  Selling, general and administrative          956,000         1,696,000         1,113,000
  Legal and litigation settlement              104,000           453,000           130,000
  Depreciation                                 362,000           299,000           445,000
                                          ------------------------------------------------
                                               337,000          (657,000)        1,038,000
Other income (expenses):
  Interest expense, net                       (303,000)          (15,000)           (2,000)
  Amortization of intangible assets           (712,000)         (714,000)         (718,000)
  Other, net                                        --             4,000            30,000
                                          ------------------------------------------------
Income (loss) before income taxes             (678,000)       (1,382,000)          348,000

Income tax provision                             2,000            38,000            21,000
                                          ------------------------------------------------
Net income (loss)                         $   (680,000)     $ (1,420,000)     $    327,000
                                          ================================================

Net income (loss) per common share:
  Basic                                   $       (.20)     $       (.42)     $        .10
                                          ================================================
  Diluted                                 $       (.20)     $       (.42)     $        .10
                                          ================================================

Weighted average shares outstanding:
  Basic                                      3,401,000         3,401,000         3,401,000
  Diluted                                    3,401,000         3,401,000         3,401,000


See accompanying notes.

               California Beach Restaurants, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity


                                                      Additional
                                Common Stock           Paid-in       Accumulated
                            Shares       Amount        Capital         Deficit         Total
                           ----------------------------------------------------------------------
Balance at May 1, 1996     3,401,000    $  34,000    $ 13,175,000    $(11,332,000)   $ 1,877,000
  Net income                      --           --              --         327,000        327,000
                           ----------------------------------------------------------------------
Balance at April 30, 1997  3,401,000       34,000      13,175,000     (11,005,000)     2,204,000
  Net loss                        --           --              --      (1,420,000)    (1,420,000)
                           ----------------------------------------------------------------------
Balance at April 30, 1998  3,401,000       34,000      13,175,000     (12,425,000)       784,000
  Net loss                        --           --              --        (680,000)      (680,000)
                           ----------------------------------------------------------------------
Balance at April 30, 1999  3,401,000    $  34,000    $ 13,175,000    $(13,105,000)   $   104,000
                           ======================================================================


See accompanying notes.

               California Beach Restaurants, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                           YEAR ENDED APRIL 30
                                                   1999             1998             1997
                                               ---------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                              $  (680,000)     $(1,420,000)     $   327,000
Adjustments to reconcile net income (loss)
  to cash provided by operations:
    Depreciation and amortization                1,074,000        1,013,000        1,163,000
    Loss on retirement of fixed assets                  --           34,000               --
    Changes in operating assets and
      liabilities:
      Restricted cash                                   --          475,000           25,000
      Trade and other receivables                  (11,000)          12,000          (24,000)
      Inventories                                  (49,000)         124,000          (25,000)
      Prepaid expenses                              11,000          (87,000)         (31,000)
      Accounts payable                            (281,000)        (105,000)         (24,000)
      Accrued liabilities                          126,000          182,000          (57,000)
      Deferred rent                                198,000          207,000               --
      Other liabilities                            (30,000)         167,000               --
                                               ---------------------------------------------
Cash provided by operations                        358,000          602,000        1,354,000

INVESTING ACTIVITIES
(Increase) decrease in other assets                (16,000)          16,000          (14,000)
Additions to fixed assets                       (1,498,000)        (204,000)        (110,000)
                                               ---------------------------------------------
Net cash used in investing activities           (1,514,000)        (188,000)        (124,000)

FINANCING ACTIVITIES
Borrowings from subordinated notes
  and note payable                               2,622,000               --               --
Principal payments on borrowings                        --       (1,488,000)      (1,228,000)
Borrowings from related party                      300,000          700,000               --
Payment to related party                        (1,000,000)              --               --
                                               ---------------------------------------------
Net cash provided by (used in)
  financing activities                           1,922,000         (788,000)      (1,228,000)
                                               ---------------------------------------------
Net increase (decrease) in cash                    766,000         (374,000)           2,000
Cash at beginning of year                          252,000          626,000          624,000
                                               =============================================
Cash at end of year                            $ 1,018,000      $   252,000      $   626,000
                                               =============================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
  Cash paid during the year for:
    Interest                                   $   292,000      $    22,000      $     2,000
    Income taxes                               $     2,000      $     7,000      $    30,000


See accompanying notes.

               California Beach Restaurants, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 April 30, 1999


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

The Registrant has operations in a single business segment, the ownership and management of two restaurants, Gladstone's 4 Fish and RJ's - Beverly Hills.

FISCAL YEAR

The Registrant's restaurant operations are conducted through its wholly owned subsidiary, Sea View Restaurants, Inc. (Sea View). Sea View's fiscal year is the 52 or 53 week period ending on the Thursday closest to April 30. The fiscal years ended on April 29, April 30 and May 1 for fiscal years 1999, 1998 and 1997, respectively, and each contained 52 weeks.

CONSOLIDATION

The consolidated financial statements of California Beach Restaurants, Inc. and subsidiaries include the accounts of the Registrant and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method. Inventories consist primarily of food, beverages and other restaurant supplies.

LONG-LIVED ASSETS

The Registrant accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires an entity to review long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment losses are recognized when the carrying amount of the asset exceeds the estimated fair value of the asset. At April 30, 1999 and 1998, the Registrant believes there has been no impairment of the value of such assets.

               California Beach Restaurants, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 April 30, 1999


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FIXED ASSETS

Fixed assets are stated at cost. Depreciation on furniture and equipment is computed by the straight-line method using lives ranging from 3 to 8 years. Leasehold improvements are amortized over the remaining terms of the leases (including options expected to be exercised) or the estimated lives of the improvements, principally 7 years, whichever is less.

GOODWILL

Goodwill is stated at cost and is being amortized using the straight-line method over 10 years. The remaining amortization period will result in future annual amortization expense of approximately $714,000 in fiscal 2000.

INCOME TAXES

The Registrant uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

ADVERTISING COSTS

The Registrant expenses advertising costs as such costs are incurred.

STOCK-BASED COMPENSATION

The Registrant accounts for stock-based awards to employees using the intrinsic value-based method prescribed by Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees and Related Interpretations."

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

               California Beach Restaurants, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 April 30, 1999


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS

Certain amounts have been reclassified in the fiscal 1998 and fiscal 1997 financial statements to conform to the Registrant's 1999 presentation.

2. FIXED ASSETS

Details of fixed assets are listed below:

                                                            APRIL 30
                                                       1999          1998
                                                   --------------------------
Construction in progress                           $ 1,507,000   $    74,000
Leasehold improvements                               2,737,000     2,732,000
Furniture and equipment                              1,031,000     1,003,000
                                                   --------------------------
                                                     5,275,000     3,809,000
Less accumulated depreciation and amortization      (3,192,000)   (2,863,000)
                                                   --------------------------
                                                   $ 2,083,000   $   946,000
                                                   ==========================

3. REVOLVING LINE OF CREDIT - RELATED PARTY

On November 24, 1997, Sea View entered into a one-year, $1,000,000 unsecured line of credit agreement with Outside LLC, an entity affiliated with one of the Registrant's principal stockholders and with a member of its board of directors. This agreement provided for interest of 10% on all amounts borrowed, required a commitment fee of 1.25% of the total line and was guaranteed by the Registrant. The line of credit expiration date was extended until March 31, 1999 and was paid off from proceeds of a private placement. Interest expense associated with The Agreement totaled $61,000 and $22,000 for Fiscal Year 1999 and 1998, respectively.

4. DEBT

        On March 30, 1999, the Registrant completed a $1,800,000 private offering of subordinated convertible notes due March 25, 2003 (Subordinated Notes). The Subordinated Notes were sold to certain existing stockholders. The Subordinated Notes bear interest at 5% per annum and are immediately convertible into common stock of the Registrant at a rate of $1 per share. Interest is payable in cash or in kind. The Subordinated Notes mature on March 30, 2003; provided,

               California Beach Restaurants, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 April 30, 1999


4. DEBT (CONTINUED)

however, that the holders of the Subordinated Notes may elect to receive payment for fifty percent of the outstanding principal of the Subordinated Notes on March 30, 2002. The table below reflects the full exercise of said election by the holders of the Subordinated Notes. The Subordinated Notes agreements limit indebtedness for borrowed money of the Registrant in excess of $4,000,000 until the Subordinated Notes are fully paid or converted.

In addition, the Registrant entered into an agreement for tenant improvement and equipment financing with Lyon Credit Corporation for up to $1,200,000 in credit. The financing is to be repaid over a five year period with interest at the rate of yield to maturity of the five year Treasury Note plus 4%. The financing is secured by certain tenant improvements and equipment. A total of $822,000 was outstanding under this financing as of April 30, 1999.

Maturities under existing financing agreements are as follows:

       YEAR                                                          AMOUNT
       ----                                                       ------------
       2000                                                       $    123,000
       2001                                                            164,000
       2002                                                          1,064,000
       2003                                                          1,064,000
       2004                                                            164,000
       Thereafter                                                       43,000
                                                                  ------------
                                                                  $  2,622,000
                                                                  ============

               California Beach Restaurants, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 April 30, 1999


5. INCOME TAXES

The provision for income taxes consists of the following:

                                               YEAR ENDED APRIL 30
                                        1999           1998          1997
                                    -----------------------------------------
Current:
  Federal                           $        --    $    26,000   $     2,000
  State                                   2,000         12,000        19,000
                                    -----------------------------------------
                                    $     2,000    $    38,000   $    21,000
                                    =========================================

Deferred:
  Federal                           $        --    $        --   $        --
  State                                      --             --            --
                                    -----------------------------------------
                                    $        --    $        --   $        --
                                    =========================================

As of April 30, 1999, the Registrant has available for federal income tax purposes net operating loss carryovers available to offset certain future taxable income of approximately $4,439,000 and state net operating loss carryovers of approximately $1,433,000 which expire at various dates from 2000 through 2011.

As a result of changes in control in prior years, net operating losses of $4,066,000 that expire through 2010 are subject to certain restrictions which limit their future use to approximately $277,000 per year. As a result of this limitation, approximately $742,000 of these net operating loss carryforwards may expire without any utilization.

               California Beach Restaurants, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 April 30, 1999


5. INCOME TAXES (CONTINUED)

The effective income tax rate on income (loss) varied from the statutory federal income tax rate as follows:

                                         1999           1998          1997
                                    -----------------------------------------
Statutory federal rate                 (34.0)%        (34.0)%        35.0%
Increase (decrease):
  State income taxes, net of
    federal tax benefit                   .2             .1           5.5
  Reduction in valuation reserve as
    a result of the utilization of
    net operating loss                    --             --         (35.0)
    carryforwards
  Alternative Minimum Tax                 --             --            .5
  Operating losses which resulted
    in no current federal tax           33.8           34.0            --
    benefit
                                    -----------------------------------------
Effective income tax rate                 --%            .1%          6.0%
                                    =========================================

As of April 30, 1999 and 1998, the tax effect of the net operating loss carryforwards and net deferred tax assets, for which a 100% valuation allowance has been provided and which have not been recognized in the Registrant's financial statements, is as follows:

                                                       1999          1998
                                                   --------------------------
Depreciation and amortization                      $ 2,803,000   $ 2,182,000
Nondeductible accruals                                  55,000        54,000
Net operating loss carryforwards                     1,636,000     1,708,000
                                                   --------------------------
Total deferred assets                                4,494,000     3,944,000
Less valuation allowance                            (4,494,000)   (3,944,000)
                                                   --------------------------
Net deferred assets                                $        --   $        --
                                                   ==========================

               California Beach Restaurants, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 April 30, 1999


6. STOCKHOLDERS' EQUITY

STOCK OPTIONS

The Omnibus Stock Plan, which received stockholder approval in April 1995, provides for the issuance of a maximum of 1,000,000 shares of common stock. The plan provides for the issuance of stock options, stock appreciation rights, restricted stock and other awards to participants as selected by the Stock Plan Committee of the board of directors, which administers the plan. Options granted pursuant to this plan have expiration dates which do not exceed 10 years from the date of grant.

The Registrant has elected to follow Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, when the exercise price of the Registrant's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123, and has been determined as if the Registrant had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: weighted-average risk-free interest rate of 6% for 1999, 1998 and 1997, dividend yields of 0% for 1999, 1998 and 1997, weighted-average volatility factors of the expected market price of the Registrant's common stock of .001; and a weighted-average expected life of the option of five years. There have been no posted bid prices for the Registrant's common stock since 1995. The amortization of the fair value of options granted was immaterial for 1999, 1998 and 1997.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Registrant's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

               California Beach Restaurants, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 April 30, 1999


6. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

The following schedule summarizes the changes in stock options for the three years ended April 30, 1999 under the plans:

                                 NUMBER OF      EXERCISE     WEIGHTED AVERAGE
                                  OPTIONS         PRICE       EXERCISE PRICE
                                 --------------------------------------------
Outstanding at April 30, 1996      579,500        $.83              $.83
  Granted                               --          --                --
  Canceled                         (40,500)        .83               .83
  Exercised                             --          --                --
                                 --------------------------------------------
Outstanding at April 30, 1997      539,000         .83               .83
  Granted                           48,000         .83               .83
  Canceled                         (15,000)        .83               .83
  Exercised                             --          --                --
                                 --------------------------------------------
Outstanding at April 30, 1998      572,000         .83               .83
  Granted                               --          --                --
  Canceled                        (135,000)        .83               .83
  Exercised                             --          --                --
                                 --------------------------------------------
Outstanding at April 30, 1999      437,000         .83               .83
                                 ==========
Exercisable at April 30, 1999      421,300
                                 ==========

The weighted average remaining contractual life of these options is six years.

Pursuant to an existing Registration Rights Agreement, if the Registrant registers any class of equity security under the Securities Act of 1933, certain investors with a certain minimum number of shares of the Registrant's common stock, individually or in aggregate, can request that their shares be included in such registration.

7. EARNINGS PER SHARE

In February 1997, SFAS No. 128 "Earnings Per Share," was issued, establishing standards for computing and presenting earnings per share for publicly held common stock or potential common stock. SFAS No. 128 supersedes the standards for computing earnings per share previously found in APB No. 15, "Earnings Per Share," and simplifies

               California Beach Restaurants, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 April 30, 1999


7. EARNINGS PER SHARE (CONTINUED)

the standards for computing earnings per share. In addition, SFAS No. 128 replaces the presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earning per share computation. All periods presented reflect the adoption of SFAS No.
128. The impact on amounts previously reported was not material.

A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

                                                                  YEAR ENDED APRIL 30
                                                         1999             1998             1997
                                                     ---------------------------------------------
Basic net income (loss) per share computation:
    Numerator                                        $  (680,000)     $(1,420,000)     $   327,000
    Denominator:
      Weighted average common shares outstanding       3,401,000        3,401,000        3,401,000
                                                     ---------------------------------------------
    Total shares                                       3,401,000        3,401,000        3,401,000
                                                     ---------------------------------------------
    Basic net income (loss) per share                $      (.20)     $      (.42)     $       .10
                                                     =============================================

Diluted net income (loss) per share computation:
    Numerator                                        $  (680,000)     $(1,420,000)     $   327,000
    Denominator:
      Weighted average common shares outstanding       3,401,000        3,401,000        3,401,000
    Incremental shares from assumed conversion
      of convertible notes                                    --               --               --
                                                     ---------------------------------------------
    Total shares                                       3,401,000        3,401,000        3,401,000
                                                     ---------------------------------------------
    Diluted net income (loss) per share computation: $      (.20)     $      (.42)     $       .10
                                                     =============================================

               California Beach Restaurants, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 April 30, 1999


8. COMMITMENTS AND CONTINGENCIES

LEASES

The Registrant leases restaurant and office facilities under various noncancelable operating leases with remaining terms ranging from one to twenty years. The terms of certain of the leases require additional rental payments based on a percentage of the restaurants' sales in excess of a minimum amount. Total amounts charged to rent expense under the Registrant's operating leases for the three years ended April 30, 1999 are summarized below:

                                        1999           1998          1997
                                    ----------------------------------------
Restaurants:
  Fixed minimum rentals             $ 1,851,000    $ 1,256,000   $   630,000
  Percentage rentals                         --        383,000       636,000
Other fixed minimum rentals              61,000         53,000        70,000
                                    ----------------------------------------
Total                               $ 1,912,000    $ 1,692,000   $ 1,336,000
                                    ========================================

On November 1, 1997, Sea View and the County of Los Angeles (County) executed a new 20-year concession agreement. The previous agreement expired on October 31, 1997. The agreement, as amended February 9, 1999, includes minimum annual rent payments of $1,750,000, an increase of approximately $600,000 over rents paid in fiscal 1997. Percentage rents based on 10% of food sales and 12% of the sales of alcoholic beverages, merchandise and parking lot revenues will be payable to the extent that percentage rents exceed the minimum annual rent. In addition, the agreement requires an annual supplemental rent payment of $15,000 plus 1% of Gladstone's annual gross revenue in excess of $14,000,000. The agreement further requires the expenditure of at least $2,700,000 for renovations to the restaurant facility by August 9, 1999. During the first two years of the agreement, minimum annual rent is reduced by $218,750 per year. Minimum annual rent will be adjusted every three years to 75% of average total rent paid per year for the prior three years, but in no event less than the current minimum rent. Minimum and percentage rent will be adjusted to fair market rental value after 10 years to the extent fair market rental value exceeds minimum and percentage rents.

               California Beach Restaurants, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 April 30, 1999


8. COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEASES (CONTINUED)

The amended agreement also requires Sea View to post a $2,000,000 letter of credit in favor of the County, as a security deposit. The County may draw upon the letter of credit if Sea View fails to pay rent as it comes due. The required amount of the letter of credit will be reduced to an amount equal to three months minimum rent ($437,500) upon Sea View's satisfaction of certain conditions, including completion of the required capital improvements and maintenance of certain net worth levels, as defined.

The Registrant posted the letter of credit, required by the concession agreement by utilizing cash collateral provided by Overhead Partners, L.P. (Overhead), an entity affiliated with one of the Registrant's principal stockholders and with a member of its board of directors. The collateral support for the letter of credit has been extended to July 31, 1999. In consideration of providing the cash collateral, the Registrant paid Overhead $80,000 for the period November 1, 1997 through April 30, 1998, and $200,000 for the period beginning May 1, 1998 through April 30, 1999. The cost of maintaining the letter of credit is $16,667 per month. In the event that any amounts are drawn down on the letter of credit, such amounts will automatically convert into a debt obligation of the Company, payable with interest 90 days (or earlier under certain circumstances) from the date of such conversion.

The agreement also provides, in certain circumstances, approval rights to the County in the event transactions constituting a Change in Ownership or Financing Event, as such terms are defined in the agreement, occur. These provisions may adversely affect the Registrant's ability to engage in such transactions.

The parking lot for the Registrant's Gladstone's 4 Fish restaurant is operated by a parking operator pursuant to a management agreement whereby the Registrant pays a monthly fee for the operation of the parking facility. The Registrant receives all revenues and pays all operating expenses under this arrangement. During fiscal 1999, 1998 and 1997, the Registrant received $185,000, $146,000 and $151,000, respectively, pursuant to this arrangement, net of all expenses (except rent). These amounts have been recorded as a reduction to cost of goods sold.

               California Beach Restaurants, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 April 30, 1999


8. COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEASES (CONTINUED)

Aggregate minimum annual rental commitments at April 30, 1999 were as follows:

Year Ending April 30,
       2000                                                     $  1,946,000
       2001                                                        1,947,000
       2002                                                        1,948,000
       2003                                                        1,924,000
       2004                                                        1,906,000
                                                                ------------
       Thereafter                                                 23,730,000
                                                                ------------
                                                                $ 33,401,000
                                                                ============

EMPLOYMENT AGREEMENTS

Effective November 4, 1997, the Registrant entered into an employment agreement with the Registrant's Chief Executive Officer. The agreement sets forth certain of the terms of employment, including the right to receive 12 months of salary as severance pay upon (i) termination of employment without cause (as defined in the agreements) or (ii) resignation for good reason (as defined in the agreements). The term of the agreement is three years and provides for a current base salary of $214,000 subject to annual cost of living adjustments.

LITIGATION

The Registrant is involved in litigation and threatened litigation arising in the ordinary course of business. However, it is the opinion of management that these actions, when finally concluded, will not have a material adverse effect upon the financial position, results of operations or cash flows of the Registrant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Los Angeles, in the State of California, on July 15, 1999.

                             California Beach Restaurants, Inc.

                             By:    Alan Redhead
                                    --------------------------------------------
                                    Alan Redhead, Chief Executive Officer

                                    Samuel E. Chilakos
                                    --------------------------------------------
                                    Samuel E. Chilakos, Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                           Title                                 Date
---------                           -----                                 ----

Alan Redhead                        Chairman of the Board,Chief           July 15, 1999
-----------------------------       Executive Officer and Director
Alan Redhead                        (Principal Executive Officer)


Samuel E. Chilakos                  Vice President-Finance                July 15, 1999
-----------------------------       Chief Financial Officer and
Samuel E. Chilakos                  Secretary (Principal Financial
                                    and Accounting Officer)


J. Christopher Lewis                Director                              July 15, 1999
-----------------------------
J. Christopher Lewis


Jefferson W. Asher, Jr.             Director                              July 15, 1999
-----------------------------
Jefferson W. Asher, Jr.


Richard P. Bermingham               Director                              July 15, 1999
-----------------------------
Richard P. Bermingham


Robert L. Morrison                  Director                              July 15, 1999
-----------------------------
Robert L. Morrison

INDEX TO EXHIBITS

                                  Item 14(a)3


ITEM                                                                                 METHOD OF
NUMBER         DESCRIPTION                                                             FILING
------         -----------                                                           ---------

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

10.47          California Beach Restaurants, Inc. Omnibus Stock Plan(19)*

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

10.61 Executive employment agreement dated as of November 14, 1997 between the Registrant and Alan Redhead.(21)*

10.62 Assignment of trademarks, service marks and registrations thereof, between Sea View Restaurants, Inc., and the Registrant, dated October 30, 1997.(22)

10.63 Non-exclusive royalty free license agreement, between the Registrant and Sea View Restaurants, Inc., dated October 30,
               1997.(22)

10.64 Letter of Credit Agreement, dated as of July 22, 1998, by and between California Beach Restaurants, Inc., Sea View Restaurants,
               Inc., and Overhead Partners L.P., a California Limited
               Partnership(23)

10.65 Letter of Credit Agreement, dated as of November 1, 1998, by and between California Beach Restaurants, Inc., Sea View Restaurants,
               Inc., and Overhead Partners L.P., a California Limited
               Partnership(24)

10.66 Line of Credit Agreement, dated as of November 30, 1998, by and between Sea Sea View Restaurants, Inc., and Outside LLC, a
               California Limited Liability Company(24)

10.67          First Amendment to Concession Agreement For Will Rogers State
               Beach Park Restaurant, by and between the County of Los Angeles, and Sea View Restaurants, Dated February 9, 1999(25)

10.68 Note Purchase Agreement among the Registrant and certain other purchasers, dated as of March 30, 1999, including Exhibit A thereto, the 5% Convertible Subordinated Note Due March 30,
               2003(26)

21.1           Subsidiaries of the Registrant(15)

23.1           Consent of Ernst & Young LLP(A)

27.0           Financial Data Schedule(A)

 (A)    FILED HEREWITH ELECTRONICALLY

 (4)    Previously filed with Form 8-K filed April 27, 1990.**
 (5)    Previously filed with Form 10-K for the fiscal year ended April 30, 1990.**
 (7)    Previously filed with Form 10-Q for the quarter ended January 31, 1991.**
 (9)    Previously filed with Form 8-K filed April 28, 1992.**
(10)    Previously filed with Form 10-K for the fiscal year ended April 30, 1993.**
(13)    Previously filed with Form 8-K filed January 18, 1995.**
(15)    Previously filed with Form 10-K for the fiscal year ended April 30, 1995.**
(16)    Previously filed with Form S-1 on August 4, 1995, Registration No. 33-95240.**
(17)    Previously filed with Form 10-K for the fiscal year ended April 30, 1996.**
(18)    Previously filed with Form 10-Q for the quarter ended January 31, 1997.**
(19)    Previously filed with Form 10-K for the fiscal year ended April 30, 1997.**
(20)    Previously filed with Form 10-Q for the quarter ended October 31, 1997.**


(21)    Previously filed with Form 10-Q for the quarter ended January 31, 1998.**
(22)    Previously filed with Form 10-K for the fiscal year ended April 30, 1998.**
(23)    Previously filed with Form 10-Q for the quarter ended July 31, 1998.**
(24)    Previously filed with Form 10-Q for the quarter ended October 31,
        1998.**
(25)    Previously filed with Form 10-Q for the quarter ended January 31,
        1999.**
(26)    Incorporated by reference to Amendment No. 1 to Schedule 13D filed with the Commission on April 16, 1999, on behalf of Alan Redhead.**

         * This is a management contract or compensatory plan or arrangement.

        ** All filings were made at the Commission's office in Washington D.C.;
           The Registrant's SEC file number is 0-12226.