Form 10-Q
period 1999-07-31
CALIFORNIA BEACH RESTAURANTS INC
filed 1999-09-14
CIK 738274

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 31,1999

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from___________________ to _______________________


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

              Yes      [X]                        No        [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                                                    Number of Shares Outstanding
            Class                                       at September 8, 1999
            -----                                   ----------------------------
Common Stock, $.01 par value                               3,400,930
----------------------------                       -----------------------------

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                                  JULY 31, 1999


                                      INDEX






Part I - FINANCIAL INFORMATION                                                            Page Number
                                                                                          -----------

         Item 1.    Financial Statements (Unaudited)

                    Consolidated Balance Sheets at July 31, 1999
                    and April 30, 1999..........................................................3

                    Consolidated Statements of Operations for the
                    Three Months Ended July 31, 1999 and 1998...................................5

                    Consolidated Statements of Cash Flows for the
                    Three Months Ended July 31, 1999 and 1998...................................6

                    Notes to Consolidated Financial Statements..................................7

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.........................................8

         Item 3.    Quantitative and Qualitative Disclosures about Market Risk.................11



Part II - OTHER INFORMATION

         Item 1.    Legal Proceedings..........................................................11

         Item 2.    Changes in Securities and Use of Proceeds..................................11

         Item 3.    Defaults Upon Senior Securities............................................11

         Item 4.    Submission of Matters to a Vote of Security Holders........................11

         Item 5.    Other Information..........................................................11

         Item 6.    Exhibits and Reports on Form 8-K...........................................11

         Signature Page........................................................................13

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                                    July 31, 1999    April 30, 1999
                                                                    -------------    --------------
                                                                     (Unaudited)           (1)
Current Assets:

     Cash                                                           $   356,000        $1,018,000
     Trade and other receivables                                         43,000            50,000
     Inventories                                                        201,000           211,000
     Prepaid expenses                                                   393,000           310,000
                                                                    -----------        ----------

       Total current assets                                             993,000         1,589,000


Fixed Assets (at cost) - net of accumulated
       depreciation and amortization                                  3,150,000         2,083,000


Other Assets:


     Goodwill, net of accumulated amortization
       of $6,176,000 at July 31, 1999 and
       $6,010,000 at April 30, 1999                                     548,000           714,000


     Other                                                              190,000           190,000
                                                                    -----------        ----------


                                                                    $ 4,881,000        $4,576,000
                                                                    ===========        ==========





The accompanying notes to consolidated financial statements are an integral part of this statement.



(1) The April 30, 1999 amounts have been extracted from the Company's Annual Report on Form 10-K for the year ended April 30, 1999.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                   July 31, 1999       April 30, 1999
                                                                    ------------        ------------
                                                                    (Unaudited)              (1)

Current Liabilities:

     Accounts payable                                               $    666,000        $    287,000
     Accrued liabilities                                               1,099,000           1,021,000
     Current portion of note payable                                     123,000             123,000
                                                                    ------------        ------------

       Total current liabilities                                       1,888,000           1,431,000

Note payable, less current portion                                       699,000             699,000
Subordinated convertible notes                                         1,800,000           1,800,000
Deferred rent                                                            400,000             405,000
Other liabilities                                                        150,000             137,000

Stockholders' Equity:

     Common stock, $.01 par value, authorized
     25,000,000 shares, issued and outstanding
     3,401,000 shares at July 31, 1999
     and at April 30, 1999                                                34,000              34,000


     Additional paid-in capital                                       13,175,000          13,175,000

     Deficit in retained earnings                                    (13,265,000)        (13,105,000)
                                                                    ------------        ------------

       Total stockholders' equity                                        (56,000)            104,000
                                                                    ------------        ------------

                                                                    $  4,881,000        $  4,576,000
                                                                    ============        ============


The accompanying notes to consolidated financial statements are an integral part of this statement.

(1) The April 30, 1999 amounts have been extracted from the Company's Annual Report on Form 10-K for the year ended April 30, 1999.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                              Three Months Ended July 31,
                                                            ------------------------------
                                                                1999               1998
                                                                ----               ----
Sales                                                       $ 3,140,000        $ 3,554,000

Costs and Expenses:

     Cost of goods sold                                       2,783,000          2,937,000
     Selling, general and administrative                        215,000            225,000
     Depreciation                                                50,000             61,000
                                                            -----------        -----------
                                                                 92,000            331,000


Other income (expenses):

     Interest expense                                           (86,000)           (77,000)
     Amortization of intangible assets                         (166,000)          (164,000)
                                                            -----------        -----------
(Loss) income before income taxes                              (160,000)            90,000

Provision for income taxes                                           --              5,000
                                                            -----------        -----------

Net (loss) income                                           $  (160,000)       $    85,000
                                                            ===========        ===========




Net (loss) income per common share:
     Basic                                                  $      (.05)       $       .03
                                                            ===========        ===========

     Diluted                                                $      (.05)       $       .03
                                                            ===========        ===========

Weighted average number of common shares outstanding:
     Basic                                                    3,401,000          3,401,000

     Diluted                                                  3,401,000          3,401,000

The accompanying notes to consolidated financial statements are an integral part of this statement.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                              Three Months Ended July 31,
                                                              ---------------------------
                                                                 1999             1998
                                                                 ----             ----
Operating activities:
Net (loss) income                                           $  (160,000)       $  85,000

Adjustments to reconcile net (loss) income to cash provided by operations:

     Depreciation and amortization                              216,000          225,000

Changes in operating assets and liabilities:

     Trade and other receivables                                  7,000           (8,000)
     Inventories                                                 10,000           13,000
     Prepaid expenses                                           (83,000)          (7,000)
     Accounts payable                                           379,000          318,000
     Accrued liabilities                                         78,000         (227,000)
     Deferred rent                                               (5,000)         (56,000)
     Other liabilities                                           13,000           (8,000)
                                                            -----------        ---------

Cash provided by operations                                     455,000          335,000
                                                            -----------        ---------

Investing activities:

     Decrease in other assets                                                      1,000
     Additions to fixed assets                               (1,117,000)        (121,000)
                                                            -----------        ---------

     Net cash used in investing activities                   (1,117,000)        (120,000)
                                                            -----------        ---------

Financing activities:

     Borrowings                                                      --          100,000
     Principal payments on borrowings                                --         (200,000)
                                                            -----------        ---------

     Net cash used in financing activities                           --         (100,000)
                                                            -----------        ---------

Net increase (decrease) in cash                                (662,000)         115,000
Cash at beginning of period                                   1,018,000          252,000
                                                            -----------        ---------

Cash at end of period                                       $   356,000        $ 367,000
                                                            ===========        =========

Supplemental disclosures of cash flow information:

Cash paid during the period for:

     Interest                                               $    63,000        $  60,000
                                                            ===========        =========
     Income taxes                                           $        --        $      --
                                                            ===========        =========


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

The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and article 10 of Regulation S-X and do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial position and results of operations. The results of operations for the three month period ended July 31, 1999 may not be indicative of the results that may be expected for the year ending April 30, 2000. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended April 30, 1999.

Certain amounts have been reclassified in the Fiscal 1999 financial statements to conform to the Registrant's Fiscal 2000 presentation.

NOTE B - ACCOUNTING PERIODS

The Company's restaurant operations are conducted through its wholly-owned subsidiary, Sea View Restaurants, Inc. ("Sea View"). The Company's consolidated financial statements for the three months ended July 31, 1999 and 1998 include Sea View's operations for the twelve weeks ended July 22, 1999 and July 23, 1998, respectively.


NOTE C - FIXED ASSETS



                                                 July 31, 1999      April 30, 1999
                                                 -------------      --------------
Construction in progress                            2,624,000          1,507,000
Leasehold improvements                              2,737,000          2,737,000
Furniture and equipment                             1,031,000          1,031,000
                                                  -----------        -----------
                                                    6,392,000          5,275,000

Less accumulated depreciation and amortization     (3,242,000)        (3,192,000)
                                                  -----------        -----------
                                                  $ 3,150,000        $ 2,083,000
                                                  ===========        ===========

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS


RESTAURANT REVENUES

Restaurant operations include the results of Gladstone's 4 Fish ("Gladstone's") in Pacific Palisades, California and RJ's - Beverly Hills in Beverly Hills, California.

Total sales for the three months ended July 31, 1999 were $3,140,000 compared with $3,554,000 for the same period last year, a decrease of $414,000 or 11.7%. During the three months ended July 31, 1999, a substantial portion of Gladstone's restaurant seating was unavailable due to the construction of improvements required by Sea View's concession agreement ("Concession Agreement") with the County of Los Angeles ("County"). The decrease in sales for the three months ended July 31, 1999 as compared with the comparable period in the prior year is attributable to the reduced Gladstone's seating capacity existing during that period. The improvements were completed during August, 1999.

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

Cost of goods sold for the three months ended July 31, 1999 was $2,783,000, or, as a percentage of sales, 88.6% compared with $2,937,000, or, as a percentage of sales, 82.6% during the same period last year. The increase in cost of goods sold as a percentage of sales for the three months ended July 31, 1999 as compared to the comparable period in the prior year is the result of temporary increases in labor and supplies expenses resulting from the Registrant's continuation of operations during the construction of substantial improvements to its Gladstone's restaurant. Additionally, the County increased its assessment of value for the Gladstone's property, resulting in a property tax increase, which the Registrant intends to contest.

Cost of goods sold will typically be slightly lower during the first and second quarters due to additional economies of scale that can be achieved with labor and certain other costs when sales levels are higher. For the fiscal year ended April 30, 1999, cost of goods sold, as a percentage of sales, was 87.1%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by $9,000 or 4.3% during the three months ended July 31, 1999, as compared to the comparable period in the prior fiscal year. The decrease is attributable to the Registrant's continuing efforts to reduce general and administrative costs.

AMORTIZATION OF INTANGIBLE ASSETS

For the three months ended July 31, 1999 and 1998, amortization expense was $166,000 and $164,000, respectively. Amortization expense relates to the Registrant's Goodwill and will approximate $714,000 during Fiscal 2000.

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

The Registrant has replaced portions of its hardware and software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Registrant also has initiated formal communications with its significant suppliers and large customers to determine the extent to which the Registrant's interface systems are vulnerable to those third parties' failure to remediate their own year 2000 Issues. The Registrant presently believes that the Year 2000 Issue will not pose significant operational problems for its computer systems. The Registrant has completed its Year 2000 preparations for its own operating systems, and, accordingly, the Registrant has not developed a Year 2000 contingency plan. However, there can be no assurance that the systems of other companies on which the Registrant's systems rely will be timely converted and would not have a material adverse effect on the Registrant.


LIQUIDITY AND CAPITAL RESOURCES

On March 30, 1999, the Registrant completed a private offering of $1,800,000 of subordinated, convertible notes ("Subordinated Notes") to a limited number of existing shareholders of the Registrant who are "accredited investors" within the meaning of Regulation D promulgated under the Securities Act of 1933, as amended. The proceeds of the offering were used to retire existing indebtedness to Outside LLC, an entity affiliated with Overhead (as defined herein), and to finance the renovations at Gladstone's. The Subordinated Notes are immediately convertible into common stock of the Registrant at a rate of $1 per share, and pay interest at 5% per annum. The Registrant may pay interest on the Subordinated Notes in cash or in kind. The Subordinated Notes mature on March 30, 2003; provided, however, that the holders of the Subordinated Notes may elect to receive payment for fifty percent of the outstanding Subordinated Notes on March 30, 2002.

The Registrant has entered into an agreement for tenant improvement and equipment financing with Lyon Credit Corporation ("TI Facility"). The terms of the agreement provide for the extension of up to $1,200,000 of credit, to be repaid over a 5 year period with interest at the rate of the yield to maturity of the five year Treasury Note plus 4 percent. This financing is secured by certain tenant improvements and equipment. At July 31, 1999, the balance due under the TI Facility was $822,000.

The terms of the Concession Agreement required Sea View to post a $2,000,000 letter of credit as a security deposit for rental payments due to the County. In the event that rents are not paid when due, the County may draw upon the letter of credit. The letter of credit was reduced to $437,500 on July 31, 1999 upon Sea View's satisfaction of certain conditions, including completion of the required capital improvements and maintenance of certain net worth levels. The Concession Agreement requires Sea View to reinstate the $2,000,000 letter of credit in the event it fails to maintain the required net worth levels.

The Registrant posted the $2,000,000 letter of credit required by the Concession Agreement by utilizing cash collateral provided by Overhead Partners, L.P. ("Overhead"), an entity affiliated with one of the Registrant's principal shareholders and with a member of its board of directors. In consideration of providing the cash collateral, the Registrant paid Overhead $50,000 for the three months ended July 31, 1999. The $2,000,000 letter of credit expired on July 31, 1999, and was replaced by a $437,500 letter of credit, in accordance with the terms of the Concession Agreement.

On July 7, 1999, the Registrant entered into a one year, $500,000 revolving line of credit agreement with Santa Monica Bank. The agreement provides for interest at prime plus 1% on all amounts borrowed, requires a commitment fee of 1/2%, and is secured by certain assets of the Registrant, including its license agreement with MCA for use of the name Gladstone's. It is also guaranteed by Sea View. The agreement requires the Registrant to comply with certain cash flow and liquidity covenants, and includes a 60 consecutive days out of debt requirement. The Registrant utilized $437,500 of the capacity of the revolving line of credit as collateral support for a letter of credit issued by Santa Monica Bank pursuant to the Concession Agreement. The letter of credit expires in one year and requires a commitment fee of 1%. At July 31, 1999, the Registrant had no borrowings outstanding under the line of credit.

The Registrant is exploring various opportunities to expand its operations. The Registrant's ability to expand is subject to the availability of debt or equity financing on terms that are acceptable to the Registrant. There can be no assurance that such financing will be available.

Capital expenditures for the three months ended July 31, 1999 totaled $1,117,000. The terms of the Concession Agreement required Sea View to expend approximately $2,700,000 on renovations to Gladstone's. The Registrant believes Sea View has satisfied this requirement.


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

Item 6.    Exhibits and Reports on Form 8-K.

      (a) Exhibits
           10.69 Note Agreement, between California Beach Restaurants, Inc.,Sea View Restaurants, Inc., and Lyon Credit Corporation and related documents

           10.70 Revolving line of credit agreement between California Beach Restaurants, Inc., Sea View Restaurants, Inc., and Santa Monica Bank, dated July 7, 1999

           10.71 Standby letter of credit agreement between California Beach Restaurants, Inc., and Santa Monica Bank, dated July 9, 1999


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

                                 California Beach Restaurants, Inc. (Registrant)



Dated: September 10, 1999                       By:   /s/ Alan Redhead
                                                  ------------------------------
                                                     Alan Redhead
                                                     Chief Executive Officer
                                                     (Duly Authorized Officer)



                                                By    /s/ Samuel E. Chilakos
                                                  ------------------------------
                                                     Samuel E. Chilakos
                                                     Vice President - Finance
                                                     and Chief Financial Officer

                               INDEX TO EXHIBITS


 ITEM
NUMBER                                DESCRIPTION
------                                -----------

10.69     Note Agreement, between California Beach Restaurants, Inc., Sea View
          Restaurants, Inc., and Lyon Credit Corporation and related documents
          (A)

10.70     Revolving line of credit agreement between California Beach
          Restaurants, Inc., Sea View Restaurants, Inc., and Santa Monica Bank, dated July 7, 1999 (A)

10.71     Standby letter of credit agreement between California Beach
          Restaurants, Inc., and Santa Monica Bank, dated July 9, 1999 (A)

27        Financial Data Schedule (A)


(A)       FILED HEREWITH ELECTRONICALLY