Form 10-Q
period 1999-10-31
CALIFORNIA BEACH RESTAURANTS INC
filed 1999-12-15
CIK 738274

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended             October 31, 1999
                                       ----------------------------------------

                                       OR

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________________ to ___________________


                         Commission file number 0-12226



                       CALIFORNIA BEACH RESTAURANTS, INC.
             (Exact name of Registrant as specified in its charter)



          CALIFORNIA                                   95-2693503
(State or other jurisdiction of            (IRS Employer Identification Number)
 incorporation or organization)

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


                          Yes      [X]      No      [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


                                                 Number of Shares Outstanding
          Class                                      at December 10, 1999
          -----                                  ----------------------------
Common Stock, $.01 par value                              3,400,927

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                                OCTOBER 31, 1999


                                      INDEX


Part I - FINANCIAL INFORMATION                                                       Page Number
                                                                                     -----------
        Item 1.  Financial Statements (Unaudited)

                 Consolidated Balance Sheets at October 31, 1999
                 and April 30, 1999.......................................................3

                 Consolidated Statements of Operations for the
                 Three Months Ended and Six Months Ended
                 October 31, 1999 and 1998................................................5

                 Consolidated Statements of Cash Flows for the
                 Six Months Ended October 31, 1999 and 1998 ..............................6

                 Notes to Consolidated Financial Statements...............................7

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations......................................8

        Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............12


Part II - OTHER INFORMATION

        Item 1.  Legal Proceedings.......................................................12

        Item 2.  Changes in Securities and Use of Proceeds...............................12

        Item 3.  Defaults Upon Senior Securities.........................................12

        Item 4.  Submission of Matters to a Vote of Security Holders.....................12

        Item 5.  Other Information.......................................................12

        Item 6.  Exhibits and Reports on Form 8-K........................................13

        Signature Page...................................................................14

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                  October 31, 1999   April 30, 1999
                                                  ----------------   --------------
                                                     (Unaudited)           (1)
Current Assets:

    Cash                                             $  349,000        $1,018,000
    Trade and other receivables                          59,000            50,000
    Inventories                                         212,000           211,000
    Prepaid expenses                                    319,000           310,000
                                                     ----------        ----------

      Total current assets                              939,000         1,589,000


Fixed Assets (at cost) - net of accumulated
    depreciation                                      3,142,000         2,083,000


Other Assets:

    Goodwill, net of accumulated amortization
    of $6,341,000 at October 31, 1999 and
    $6,010,000 at April 30, 1999                        383,000           714,000


    Other                                               189,000           190,000
                                                     ----------        ----------


                                                     $4,653,000        $4,576,000
                                                     ==========        ==========



The accompanying notes to consolidated financial statements are an integral part of this statement.


(1) The April 30, 1999 amounts have been extracted from the Company's Annual Report on Form 10-K for the year ended April 30, 1999.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    October 31, 1999      April 30, 1999
                                                    ----------------      --------------
                                                       (Unaudited)              (1)
Current Liabilities:

    Accounts payable                                  $    649,000         $    287,000
    Accrued liabilities                                    757,000            1,021,000
    Current Portion of note payable                        178,000              123,000
                                                      ------------         ------------

      Total current liabilities                          1,584,000            1,431,000

Deferred rent                                              395,000              405,000
Other liabilities                                          149,000              137,000
Note payable, less current portion                         897,000              699,000
Subordinated convertible notes                           1,800,000            1,800,000

Stockholders' Equity:

    Common stock, $.01 par value, authorized
    25,000,000 shares, issued and outstanding,
    3,401,000 shares at October 31, 1999 and
    at April 30, 1999                                       34,000               34,000


    Additional paid-in capital                          13,175,000           13,175,000

    Deficit in retained earnings                       (13,381,000)         (13,105,000)
                                                      ------------         ------------

      Total stockholders' equity                          (172,000)             104,000
                                                      ------------         ------------

                                                      $  4,653,000         $  4,576,000
                                                      ============         ============



The accompanying notes to consolidated financial statements are an integral part of this statement.

(1) The April 30, 1999 amounts have been extracted from the Company's Annual Report on Form 10-K for the year ended April 30, 1999.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                  Three Months Ended                   Six Months Ended
                                                      October 31,                         October 31,
                                             -----------------------------       -----------------------------
                                                1999              1998              1999              1998
                                             -----------       -----------       -----------       -----------

Sales                                        $ 3,523,000       $ 3,584,000       $ 6,663,000       $ 7,138,000

Costs and expenses:

    Cost of goods sold                         3,054,000         2,968,000         5,837,000         5,905,000
    Selling, general and administrative          236,000           245,000           451,000           473,000
    Depreciation                                 100,000            63,000           150,000           124,000
                                             -----------       -----------       -----------       -----------
Operating income                                 133,000           308,000           225,000           636,000

Other expenses:

    Interest expense                             (84,000)          (67,000)         (170,000)         (144,000)
    Amortization of intangible assets           (165,000)         (168,000)         (331,000)         (329,000)
                                             -----------       -----------       -----------       -----------

Income (loss) before income taxes               (116,000)           73,000          (276,000)          163,000
Provision for income taxes                            --             4,000                --             9,000
                                             -----------       -----------       -----------       -----------

Net  income (loss)                           ($  116,000)      $    69,000       ($  276,000)      $   154,000
                                             ===========       ===========       ===========       ===========


Net income (loss) per
 common share (basic and diluted):           ($      .03)      $       .02       ($      .08)      $       .05
                                             ===========       ===========       ===========       ===========


Weighted average number of
 common shares outstanding:                    3,401,000         3,401,000         3,401,000         3,401,000
                                             ===========       ===========       ===========       ===========



The accompanying notes to consolidated financial statements are an integral part of this statement.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        SIX MONTHS ENDED OCTOBER 31, 1999

                                   (UNAUDITED)

                                                            1999              1998
                                                         -----------       -----------
Cash flows from operating activities:

Net income (loss)                                        ($  276,000)      $   154,000

Adjustments to reconcile net income (loss) to cash provided by operations:

    Depreciation and amortization                            481,000           453,000

Changes in operating assets and liabilities:

    Trade and other receivables                               (9,000)           (6,000)
    Inventories                                               (1,000)           12,000
    Prepaid expenses                                          (9,000)          109,000
    Other assets                                               1,000                --
    Accounts payable                                         362,000           (74,000)
    Accrued liabilities                                     (264,000)         (275,000)
    Deferred rent                                            (10,000)          (10,000)
    Other liabilities                                         12,000             4,000
                                                         -----------       -----------

Cash provided by operations                                  287,000           367,000
                                                         -----------       -----------

Investing activities:
    Additions to fixed assets                             (1,209,000)         (192,000)
                                                         -----------       -----------

Net cash used in investing activities                     (1,209,000)         (192,000)
                                                         -----------       -----------

Financing activities:
      Borrowings                                             267,000                --
      Principal payments on borrowings                       (14,000)         (200,000)
                                                         -----------       -----------

Net cash provided by (used in) financing activities          253,000          (200,000)
                                                         -----------       -----------

Net decrease in cash                                        (669,000)          (25,000)
Cash at beginning of period                                1,018,000           252,000
                                                         -----------       -----------

Cash at end of period                                    $   349,000       $   227,000
                                                         ===========       ===========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
    Interest                                             $   120,000       $   144,000
                                                         ===========       ===========
    Income taxes                                         $        --       $        --
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

The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and article 10 of Regulation S-X and do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial position and results of operations. The results of operations for the six month period ended October 31, 1999 may not be indicative of the results that may be expected for the year ending April 30, 2000. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year-ended April 30, 1999.

Certain amounts have been reclassified in the Fiscal 1999 financial statements to conform to the Registrant's Fiscal 2000 presentation.


ACCOUNTING PERIODS

The Company's restaurant operations are conducted through its wholly-owned subsidiary, Sea View Restaurants, Inc. ("Sea View"). The Company's consolidated financial statements for the three months and six months ended October 31, 1999 and 1998 include Sea View's operations for the twelve weeks and twenty-four weeks ended October 14, 1999 and October 15, 1998, respectively.


FIXED ASSETS


                                                 October 31, 1999    April 30, 1999
                                                 ----------------    --------------
Construction in  progress                                    --         1,507,000
Leasehold improvements                                4,529,000         2,737,000
Furniture and equipment                               1,955,000         1,031,000
                                                    -----------       -----------

                                                      6,484,000         5,275,000

Less accumulated depreciation and amortization       (3,342,000)       (3,192,000)
                                                    -----------       -----------

                                                    $ 3,142,000       $ 2,083,000
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

Total sales for the three months ended October 31, 1999 were $3,523,000 compared with $3,584,000 for the same period last year, a decrease of $61,000 or 1.7%. For the six months ended October 31, 1999, total sales were $6,663,000 compared with $7,138,000 for the same period last year, a decrease of $475,000 or 6.7%. During the three and six month periods ended October 31, 1999, construction of the renovations to the Registrant's Gladstone's restaurant temporarily caused a substantial decrease in seating capacity. The decline in revenues for the three and six month periods ended October 31, 1999 is attributable to the temporary decrease in seating capacity. As of October 31, 1999, the Registrant's Gladstone's restaurant is operating at full capacity and the renovations are completed.

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

Cost of goods sold for the three months ended October 31, 1999 was $3,054,000, or, as a percentage of sales, 86.7% compared with $2,968,000, or, as a percentage of sales, 82.8% during the same period last year. Cost of goods sold for the six months ended October 31, 1999 was $5,837,000, or, as a percentage of sales, 87.6% compared with $5,905,000, or, as a percentage of sales, 82.7% during the same period last year.

The increase in cost of goods sold as a percentage of sales is primarily attributable to the Registrant's construction of renovations to the Gladstone's restaurant during normal operating hours while the restaurant remained open to the public. Additionally, the County of Los Angeles increased its assessment of value for the Gladstone's property, resulting in a property tax increase, which the Registrant is contesting. As a result of its efforts to minimize the inconvenience and provide uninterrupted service to the public, the Registrant experienced certain temporary increases in labor and other operating costs that are not expected to recur.

Cost of goods sold will typically be slightly lower during the first and second quarters due to additional economies of scale that can be achieved with labor and certain other costs when sales levels are higher. For the fiscal year ended April 30, 1999, cost of goods sold, as a percentage of sales, was 87.1%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended October 31, 1999, selling, general and administrative expenses were $236,000 compared with $245,000 for the same period last year, a decrease of $9,000 or 3.7%. For the six months ended October 31, 1999, selling, general and administrative expenses were $451,000 compared with $473,000 for the same period last year, a decrease of $22,000 or 4.7%. The decrease in selling, general and administrative expenses for the three and six month periods ended October 31, 1999 as compared to the comparable periods in the prior year is attributable to the Registrant's continuing efforts to effect a reduction in such expenses as well as its expanded use of internal counsel in certain legal matters.

OTHER INCOME AND EXPENSES

For the three and six months ended October 31, 1999, amortization expense was $165,000 and $331,000, respectively. Amortization expense relates to the Registrant's goodwill and will approximate $714,000 during the fiscal year ending April 30, 2000.

For the three and six months ended October 31, 1999, interest expense was $84,000 and $170,000, respectively. Interest expense for the three and six months ended October 31, 1998 was $67,000 and $144,000, respectively. The increase in interest expense for the three and six month periods ended October 31, 1999, as compared to the comparable periods in the prior year, is attributable to increased levels of debt incurred to finance the Registrant's renovations to Gladstone's.

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

The Registrant has entered into an agreement for tenant improvement and equipment financing with Lyon Credit Corporation ("TI Facility"). The terms of the agreement provide for the extension of up to $1,200,000 of credit, to be repaid over a 5 year period with interest at the rate of the yield to maturity of the five year Treasury Note plus 4 percent. This financing is secured by certain tenant improvements and equipment. At October 31, 1999, the balance due under the TI Facility was $1,075,000.

The terms of the Concession Agreement required Sea View to post a $2,000,000 letter of credit as a security deposit for rental payments due to the County. In the event that rents are not paid when due, the County may draw upon the letter of credit. The letter of credit was reduced to $437,500 on July 31,1999 upon Sea View's satisfaction of certain conditions, including completion of the required capital improvements and maintenance of certain net worth levels. The Concession Agreement requires Sea View to reinstate the $2,000,000 letter of credit in the event it fails to maintain the required net worth levels.

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

On July 7, 1999, the Registrant entered into a one year, $500,000 revolving line of credit agreement with Santa Monica Bank. The agreement provides for interest at prime plus 1% on all amounts borrowed, requires a commitment fee of 1/2%, and is secured by certain assets of the Registrant, including its license agreement with MCA for use of the name Gladstone's. It is also guaranteed by Sea View. The agreement requires the Registrant to comply with certain cash flow and liquidity covenants, and includes a 60 consecutive days out of debt requirement. The Registrant utilized $437,500 of the capacity of the revolving line of credit as collateral support for a letter of credit issued by Santa Monica Bank pursuant to the Concession Agreement. The letter of credit expires in one year and requires a commitment fee of 1%. At October 31, 1999, the Registrant had no borrowings outstanding under the line of credit.

On September 30, 1999, the Registrant and Santa Monica Bank amended the terms of the revolving line of credit agreement to provide for a $200,000 increase in the maximum amount of the line of credit from $500,000 to $700,000. The additional $200,000 of available borrowing capacity will be available to the Registrant during the period November 1, 1999 through March 31, 2000 only, after which the line of credit will revert to its original $500,000 borrowing limit.

The Registrant is exploring various opportunities to expand its operations. The Registrant's ability to expand is subject to the availability of debt or equity financing on terms that are acceptable to the Registrant. There can be no assurance that such financing will be available.

Capital expenditures for the three months ended October 31, 1999 totaled $92,000. The terms of the Concession Agreement required Sea View to expend approximately $2,700,000 on renovations to Gladstone's. The Registrant believes Sea View has satisfied this requirement.

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

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

                 On October 18, 1999, the Registrant held its annual stockholders' meeting. The stockholders voted on two proposals: the election of directors and ratification of Ernst & Young LLP as the Registrant's independent auditors.

                 The stockholders elected the following individuals to serve as directors of the Registrant:

         1. Alan Redhead: 3,104,947 (99.23%) votes for; 23,942 (.77%) withheld

         2. J. Christopher Lewis: 3,104,947 (99.23%) votes for; 23,942 (.77%)
            withheld

         3. Jefferson W. Asher, Jr.: 3,104,697 (99.23%) votes for; 24,192 (.77%)
            withheld

         4. Richard P. Bermingham; 3,104,697 (99.23%) votes for; 24,192 (.77%)
            withheld

         5. Robert L. Morrison; 3,104,947 (99.23%) votes for; 23,942 (.77%)
            withheld

                 The stockholders voted in favor of a proposal to ratify the appointment of Ernst & Young LLP as the Registrant's independent auditors for the fiscal year ending April 30, 2000 (3,105,467 (99.26%) voted for the proposal; 22,994 (.73%) voted against the proposal, and 428 (.01%) abstained from voting on the proposal).


Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

             10.72  -  Change in Terms Agreement, dated as of September 30,
                       1999, between California Beach Restaurants, Inc., and
                       Santa Monica Bank, and related documents.

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

                                 California Beach Restaurants, Inc. (Registrant)



Dated:  December 14, 1999        By:   /s/ Alan Redhead
                                    -------------------------------
                                       Alan Redhead
                                       Chief Executive Officer




                                 By    /s/ Samuel E.  Chilakos
                                    -------------------------------
                                       Samuel E. Chilakos
                                       Chief Financial Officer

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES


INDEX TO EXHIBITS


ITEM
NUMBER        DESCRIPTION
------        -----------
10.72         Change in Terms Agreement, dated as of September 30, 1999, between California Beach Restaurants, Inc., and Santa Monica Bank,
              and related documents. (A)

27            Financial data schedule (A)


(A)           FILED HEREWITH ELECTRONICALLY