Form 10-Q
period 2000-01-31
CALIFORNIA BEACH RESTAURANTS INC
filed 2000-03-16
CIK 738274

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended             January 31, 2000
                                       ----------------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                   to
                                       -----------------    -------------------

                         Commission file number 0-12226



                       CALIFORNIA BEACH RESTAURANTS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



          CALIFORNIA                                     95-2693503
-------------------------------             ------------------------------------
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

                    Yes     [X]                   No     [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


                                               Number of Shares Outstanding
          Class                                     at March 14, 2000
          -----                                     ------------------

Common Stock, $.01 par value                           3,400,927
----------------------------                   -----------------------------

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                                JANUARY 31, 2000


                                      INDEX






Part I - FINANCIAL INFORMATION                                                      Page Number
                                                                                    -----------
        Item 1.  Financial Statements (Unaudited)

                 Consolidated Balance Sheets at January 31, 2000
                 and April 30, 1999......................................................3

                 Consolidated Statements of Operations for the
                 Three Months Ended and Nine Months Ended
                 January 31, 2000 and 1999...............................................5

                 Consolidated Statements of Cash Flows for the
                 Nine Months Ended January 31, 2000 and 1999.............................6

                 Notes to Consolidated Financial Statements..............................7

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.....................................9

        Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............12

Part II - OTHER INFORMATION

        Item 1.  Legal Proceedings.......................................................12

        Item 2.  Changes in Securities and Use of Proceeds ..............................13

        Item 3.  Defaults Upon Senior Securities.........................................13

        Item 4.  Submission of Matters to a Vote of Security Holders.....................13

        Item 5.  Other Information.......................................................13

        Item 6.  Exhibits and Reports on Form 8-K........................................13

        Signature Page...................................................................14

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS





                                                 January 31, 2000    April 30, 1999
                                                 ----------------    --------------
                                                     (Unaudited)           (1)
Current Assets:
    Cash                                             $   62,000        $1,018,000
    Trade and other receivables                          41,000            50,000
    Inventories                                         211,000           211,000
    Prepaid expenses                                    282,000           310,000
                                                     ----------        ----------

      Total current assets                              596,000         1,589,000

Fixed Assets (at cost) - net of accumulated
    depreciation and amortization                     3,087,000         2,083,000

Other Assets:

    Goodwill, net of accumulated amortization
    of $6,559,000 at January 31, 2000 and
    $6,010,000 at April 30, 1999                        165,000           714,000

    Other                                               187,000           190,000
                                                     ----------        ----------

                                                     $4,035,000        $4,576,000
                                                     ==========        ==========


The accompanying notes to consolidated financial statements are an integral part of this statement.


(1) The April 30, 1999 amounts have been extracted from the Company's Annual Report on Form 10-K for the year ended April 30, 1999.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)



                                                  January 31, 2000       April 30, 1999
                                                  ----------------       --------------
                                                     (Unaudited)              (1)
Current Liabilities:
    Accounts payable                                 $    468,000         $    287,000
    Accrued liabilities                                   722,000            1,021,000
    Current portion of note payable                       183,000              123,000
    Line of credit                                        262,000                    -
                                                     ------------         ------------

      Total current liabilities                         1,635,000            1,431,000

    Note payable, less current portion                    840,000              699,000
    Subordinated convertible notes                      1,800,000            1,800,000
    Deferred rent                                         388,000              405,000
    Other liabilities                                      83,000              137,000

Stockholders' Equity (Deficit):

    Common stock, $.01 par value, authorized
    25,000,000 shares, issued and outstanding,
    3,401,000 shares at January 31, 2000 and
    at April 30, 1999                                      34,000               34,000


    Additional paid-in capital                         13,175,000           13,175,000

    Deficit in retained earnings                      (13,920,000)         (13,105,000)
                                                     ------------         ------------

      Total stockholders' equity (deficit)               (711,000)             104,000
                                                     ------------         ------------
                                                     $  4,035,000         $  4,576,000
                                                     ============         ============




The accompanying notes to consolidated financial statements are an integral part of this statement.


(1) The April 30, 1999 amounts have been extracted from the Company's Annual Report on Form 10-K for the year ended April 30, 1999.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                  Three Months Ended                    Nine Months Ended
                                                       January 31,                          January 31,
                                             -------------------------------       -------------------------------
                                                 2000               1999               2000               1999
                                             ------------       ------------       ------------       ------------
Sales                                        $  3,595,000       $  3,475,000       $ 10,258,000       $ 10,613,000

Costs and expenses:

    Cost of goods sold                          3,417,000          3,362,000          9,254,000          9,267,000
    Selling, general and administrative           314,000            303,000            765,000            773,000
    Depreciation                                  136,000             80,000            286,000            204,000
                                             ------------       ------------       ------------       ------------
                                                 (272,000)          (270,000)           (47,000)           369,000

Other income (expenses):

    Interest expense                              (49,000)           (78,000)          (219,000)          (222,000)
    Amortization of intangible assets            (218,000)          (216,000)          (549,000)          (548,000)
                                             ------------       ------------       ------------       ------------

Loss before income taxes                         (539,000)          (564,000)          (815,000)          (401,000)
Provision for income taxes                              -              5,000                  -             14,000
                                             ------------       ------------       ------------       ------------

Net loss                                     $   (539,000)      $   (569,000)      $   (815,000)      $   (415,000)
                                             ============       ============       ============       ============

Net loss per common share
 (Basic and Diluted):                        $       (.16)      $       (.17)      $       (.24)      $       (.12)
                                             ============       ============       ============       ============

Weighted average number of
 common shares outstanding:                     3,401,000          3,401,000          3,401,000          3,401,000
                                             ============       ============       ============       ============


The accompanying notes to consolidated financial statements are an integral part of this statement.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          NINE MONTHS ENDED JANUARY 31,

                                   (UNAUDITED)

                                                            2000              1999
                                                        -----------       -----------
Cash flows from operating activities:

Net loss                                                $  (815,000)      $  (415,000)
Adjustments to reconcile net loss
to cash provided by operations:
    Depreciation and amortization                           835,000           752,000
Changes in operating assets and liabilities:
    Trade and other receivables                               9,000            14,000
    Inventories                                                   -           (32,000)
    Prepaid expenses                                         28,000           183,000
    Other assets                                              3,000           (18,000)
    Accounts payable                                        181,000            44,000
    Accrued liabilities                                    (299,000)           97,000
    Deferred rent                                           (17,000)           50,000
    Other liabilities                                       (54,000)          (30,000)
                                                        -----------       -----------


Cash (used in) provided by operations                      (129,000)          645,000
                                                        -----------       -----------

Investing activities:
    Additions to fixed assets                            (1,290,000)         (540,000)
                                                        -----------       -----------

 Net cash used in investing activities                   (1,290,000)         (540,000)
                                                        -----------       -----------

Financing activities:

    Borrowings                                              529,000           100,000
    Principal payments on borrowings                        (66,000)         (200,000)
                                                        -----------       -----------

Net cash provided by (used in) financing activities         463,000          (100,000)
                                                        -----------       -----------

Net (decrease) increase in cash                            (956,000)            5,000
Cash at beginning of period                               1,018,000           252,000
                                                        -----------       -----------

Cash at end of period                                   $    62,000       $   257,000
                                                        ===========       ===========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
    Interest                                            $   146,000       $    78,000
                                                        ===========       ===========
    Income taxes                                        $         -       $         -
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

The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and article 10 of Regulation S-X and do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial position and results of operations. The results of operations for the nine month period ended January 31, 2000 may not be indicative of the results that may be expected for the year ending April 30, 2000. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year-ended April 30, 1999.

Certain amounts have been reclassified in the Fiscal 1999 financial statements to conform to the Registrant's Fiscal 2000 presentation.


ACCOUNTING PERIODS

The Company's restaurant operations are conducted through its wholly-owned subsidiary, Sea View Restaurants, Inc. ("Sea View"). The Company's consolidated financial statements for the three months and nine months ended January 31, 2000 and 1999 include Sea View's operations for the sixteen weeks and forty weeks ended February 3, 2000 and February 4, 1999, respectively.


FIXED ASSETS


                                                 January 31, 2000     April 30, 1999
                                                 ----------------     --------------
Construction in progress                            $         -       $ 1,507,000
Leasehold improvements                                4,552,000         2,737,000
Furniture and equipment                               2,013,000         1,031,000
                                                    -----------       -----------
                                                      6,565,000         5,275,000
Less accumulated depreciation and amortization       (3,478,000)       (3,192,000)
                                                    -----------       -----------
                                                    $ 3,087,000       $ 2,083,000
                                                    ===========       ===========

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

LINE OF CREDIT

On July 7, 1999, the Registrant entered into a one year, $500,000 revolving line of credit agreement with Santa Monica Bank. The agreement provides for interest at prime plus 1% on all amounts borrowed, requires a commitment fee of 1/2%, and is secured by certain assets of the Registrant, including its license agreement with MCA for use of the name Gladstone's. It is also guaranteed by Sea View. The agreement requires the Registrant to comply with certain cash flow and liquidity covenants, and includes a 60 consecutive days out of debt requirement. The Registrant utilized $437,500 of the capacity of the revolving line of credit as collateral support for a letter of credit issued by Santa Monica Bank pursuant to the Concession Agreement. The letter of credit expires on July 6, 2000.

On September 30, 1999, the Registrant and Santa Monica Bank amended the terms of the revolving line of credit agreement to provide for a $200,000 increase in the maximum amount of the line of credit from $500,000 to $700,000. The additional $200,000 of available borrowing capacity will be available to the Registrant during the period November 1, 1999 through March 31, 2000 only, after which the line of credit will revert to its original $500,000 borrowing limit. At January 31, 2000, the Registrant had $262,000 in borrowings outstanding under the line of credit.

The Registrant's results of operations for the nine months ended January 31, 2000 failed to satisfy the minimum debt service coverage ratio required by the Registrant's Line of Credit Agreement with Santa Monica Bank, as such ratio is specifically defined in an affirmative covenant therein. The Registrant has obtained a waiver of the covenant violation from Santa Monica Bank.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS


RESTAURANT REVENUES

Restaurant operations include the results of Gladstone's 4 Fish ("Gladstone's") in Pacific Palisades, California and RJ's - Beverly Hills in Beverly Hills, California.

Total sales for the three months ended January 31, 2000 were $3,595,000 compared with $3,475,000 for the same period last year, an increase of $120,000 or 3.5%. For the nine months ended January 31, 2000, total sales were $10,258,000 compared with $10,613,000 for the same period last year, a decrease of $355,000 or 3.3%.

The Registrant completed the construction of substantial improvements to its Gladstone's restaurant in October, 1999. The improvements have enhanced the dining accommodations available to Gladstone's patrons, and the Registrant believes that the increase in sales at Gladstone's and RJ's - Beverly Hills for the three months ended January 31, 2000 as compared to the comparable period in the prior year is the result of increased customer satisfaction with the remodeled Gladstone's facility and the Registrant's continuing efforts to improve the quality of the food and service provided to its restaurant patrons.

Construction of the improvements to Gladstone's was performed while the restaurant remained open to the public; however, substantial, albeit temporary, declines in seating capacity attributable to such construction adversely affected sales during the first and second quarters of Fiscal 2000 and resulted in the decrease in sales for the nine months ended January 31, 2000, as compared to the corresponding period in the prior year.

COST OF GOODS SOLD

Cost of goods sold includes all food, beverages, liquor, direct labor and other operating expenses, including rent, of the Registrant's restaurant operations.

Cost of goods sold for the three months ended January 31, 2000 was $3,417,000 or 95.0%, as a percentage of sales, compared with $3,362,000, or 96.7%, as a percentage of sales, during the same period last year. Cost of goods sold for the nine months ended January 31, 2000 was $9,254,000, or 90.2%, as a percentage of sales, compared with $9,267,000, or 87.3%, as a percentage of sales, during the same period last year.

The decrease in cost of goods sold as a percentage of sales for the three months ended January 31, 2000 as compared to the comparable period in the prior year is attributable to greater operating efficiencies resulting from the improvements to Gladstone's and the Registrant's ongoing efforts to control costs. The increase in costs of goods sold as a percentage of sales for the nine months ended January 31, 2000 as compared to the corresponding period in the prior year is the result of increased operating costs incurred during

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES the first and second quarters of Fiscal 2000 attributable to the construction of improvements to Gladstone's during normal operating hours while the restaurant remained open to the public. The Registrant's efforts to minimize inconvenience and provide uninterrupted service to the public during that time resulted in temporary increases in labor and other operating costs that are not expected to recur. Additionally, during the nine months ended January 31, 2000, the County of Los Angeles increased its assessment of value for the Gladstone's property, resulting in a property tax increase which the Registrant is contesting.

Cost of goods sold will typically be slightly lower during the first and second quarters due to additional economies of scale that can be achieved with labor and certain other costs when sales levels are higher. For the fiscal year ended April 30, 1999, cost of goods sold, as a percentage of sales, was 87.1%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended January 31, 2000, selling, general and administrative expenses were $314,000 compared with $303,000 for the same period in the prior year, an increase of $11,000, or 3.6%. For the nine months ended January 31, 2000, selling, general and administrative expenses were $765,000 compared with $773,000 for the comparable period in the previous year, a decrease of $8,000, or 1.0%.

Costs of professional services incurred as a result of the Registrant's efforts to contest an increase in property taxes attributable to the Gladstone's property are the primary cause of the increase in selling, general and administrative expenses for the three months ended January 31, 2000 as compared to the same period in the prior year. The decrease in selling, general and administrative expenses for the nine months ended January 31, 2000 as compared to the corresponding period in the prior year is the result of the Registrant's implementation of certain strategies to control such costs.

DEPRECIATION/AMORTIZATION OF INTANGIBLE ASSETS

For the three months and nine months ended January 31, 2000, depreciation expense was $136,000 and $286,000, respectively, compared with $80,000 and $204,000, respectively, for the same periods last year. During the nine months ended January 31, 2000, the Registrant placed $1,507,000 of assets that were classified as construction in progress at April 30, 1999 into service, and also purchased an additional $1,290,000 of fixed assets, resulting in a substantial increase in depreciation expense for the three and nine months ended January 31, 2000 as compared to the comparable periods in the prior year.

Amortization expense relates completely to the Registrant's Goodwill and other intangible assets and will approximate $714,000 per year.

IMPACT OF YEAR 2000

In prior periods, the Registrant described the nature and progress of its plans to address the Year 2000 issue that resulted from computer programs being written using two digits rather than four to define the applicable year. The Year 2000 issue was a threat to computer programs that had time-sensitive software which could have caused computers to recognize a date using "00"

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES as the year 1900 rather than the year 2000, resulting in system failures or miscalculations and disruptions of operations.

In 1999, the Registrant completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Registrant experienced no significant disruptions in its computer systems and believes those systems successfully responded to the Year 2000 date change. The Registrant is not aware of any material problems attributable to Year 2000 issues, either with its computer systems, or the computer systems of the suppliers and vendors that are critical to its operations. The Registrant will continue to monitor its computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

The Registrant has entered into an agreement for tenant improvement and equipment financing with Lyon Credit Corporation ("TI Facility"). The terms of the agreement provide for the extension of up to $1,200,000 of credit, to be repaid over a 5 year period with interest at the rate of the yield to maturity of the five year Treasury Note plus 4 percent. This financing is secured by certain tenant improvements and equipment. At January 31, 2000, the balance due under the TI Facility was $1,023,000.

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

On July 7, 1999, the Registrant entered into a one year, $500,000 revolving line of credit agreement with Santa Monica Bank ("Line of Credit"). The agreement provides for interest at prime plus 1% on all amounts borrowed, requires a commitment fee of 1/2%, and is secured by certain assets of the

 Registrant, including its license agreement with MCA for use of the name Gladstone's. It is also guaranteed by Sea View. The agreement requires the Registrant to comply with certain cash flow and liquidity covenants, and includes a 60 consecutive days out of debt requirement. The Registrant utilized $437,500 of the capacity of the revolving line of credit as collateral support for a letter of credit issued by Santa Monica Bank pursuant to the Concession Agreement. The letter of credit expires on July 6, 2000 and requires a commitment fee of 1%. On September 30, 1999, the Registrant and Santa Monica Bank amended the terms of the Line of Credit agreement to provide for a $200,000 increase in the maximum amount of the line of credit from $500,000 to $700,000. The additional $200,000 of available borrowing capacity will be available to the Registrant during the period November 1, 1999 through March 31, 2000 only, after which the line of credit will revert to its original $500,000 borrowing limit. As of January 31, 2000, the outstanding balance of the line of credit was $262,000.

The Registrant's results of operations for the nine months ended January 31, 2000 failed to satisfy the minimum debt service coverage ratio required by the Registrant's Line of Credit Agreement with Santa Monica Bank, as such ratio is specifically defined in an affirmative covenant therein. The Registrant has obtained a waiver of the covenant violation from Santa Monica Bank.

The Registrant is exploring various opportunities to expand its operations. The Registrant's ability to expand is subject to the availability of debt or equity financing on terms that are acceptable to the Registrant. There can be no assurance that such financing will be available.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, certain statements in this Form 10-Q, including statements in this Item are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Registrant, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Registrant's ability to secure adequate debt or equity financing in order to comply with the terms of the Gladstone's Concession Agreement, including the maintenance of a letter of credit, the Registrant's ability to generate an operating profit based on the terms of the Gladstone's Concession Agreement; the impact on the Registrant of the Year 2000 Issue; that its principal source of cash is funds generated from operations; that restaurants historically have represented a high risk investment in a very competitive industry; general and local economic conditions, which can, among other things, impact tourism, consumer spending and restaurant revenues; weather and natural disasters, such as earthquakes and fires, which can impact sales at the Registrant's restaurants; quality of management; changes in, or the failure to comply with, governmental regulations; unexpected increases in the cost of key food products, labor and other operating expenses in connection with the Registrant's business; and other factors referenced in this Form 10-Q and the Registrant's other filings with the Securities and Exchange Commission.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable as the Registrant is a small business issuer as defined by SEC regulations.

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings.

        The Registrant is subject to normal and routine litigation. The amount of liability from the claims and actions against the Company cannot be determined with certainty, but in the opinion of management, the ultimate liability from all pending legal proceedings should not materially affect the results of operations and liquidity of the Company.


Item 2. Changes in Securities and Use of Proceeds.

        None

Item 3. Defaults Upon Senior Securities.

        None

Item 4. Submission of Matters to a Vote of Security Holders.

        Not applicable.


Item 5. Other Information

        Not applicable.


Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits

            27 Financial data schedule

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

                                 California Beach Restaurants, Inc. (Registrant)



Dated:  March 15, 2000           By: /s/ Alan Redhead
                                     ------------------------------------------
                                     Alan Redhead
                                     Chief Executive Officer



                                 By: /s/ Samuel E. Chilakos
                                     ------------------------------------------
                                     Samuel E. Chilakos
                                     Chief Financial Officer

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS


Item
Number      Description
------      -----------
27          Financial data schedule (A)

(A)         FILED HEREWITH ELECTRONICALLY