Form 10-K
period 2000-04-30
CALIFORNIA BEACH RESTAURANTS INC
filed 2000-07-28
CIK 738274

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

   [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the fiscal year ended April 30, 2000
                                 or
   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from ____________ to ____________

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

The number of outstanding shares of the Registrant's Common Stock as of July 20, 2000 was 3,400,930.

Documents incorporated by reference: the definitive Proxy Statement of the Registrant for the 2000 annual meeting of shareholders (Part III to the extent described herein), or if such Proxy Statement is not filed within 120 days of the Registrant's fiscal year end, such information will be included in an amendment to this Form 10-K filed within such timeframe.

PART I

ITEM 1  BUSINESS

GENERAL

     California Beach Restaurants, Inc., ("Registrant" or "Company "), was organized under the laws of the State of California in April 1971. The Registrant is currently engaged in one line of business, the ownership and operation of restaurants, including Gladstone's 4 Fish ("Gladstone's") in Pacific Palisades, California and RJ's - Beverly Hills ("RJ's") in Beverly Hills, California.

RESTAURANT OPERATIONS - CONCEPT AND MENU

     The Registrant owns and operates the following restaurants through its wholly-owned subsidiary, Sea View Restaurants, Inc. ("Sea View"):

     GLADSTONE'S 4 FISH. Gladstone's is one of Southern California's best known fresh seafood restaurants. In 1972, the original Gladstone's was opened as a small, 80-seat establishment in Santa Monica Canyon near the Pacific Ocean in Santa Monica, California. In 1981, Gladstone's was moved to its present location on the beach at the intersection of Sunset Boulevard and Pacific Coast Highway in Pacific Palisades, California. Based on restaurant industry surveys, Gladstone's is one of the top grossing restaurants in America. The 10,000 square foot interior of Gladstone's seats approximately 400, while the outside deck has a seating capacity of approximately 300 in a 6,000 square foot area. Gladstone's is open 365 days a year for lunch and dinner. Breakfast is served on weekends. The Registrant completed construction of substantial improvements to its Gladstone's restaurant in October 1999. The improvements, including the outside deck, have enhanced the dining accomodations.

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

     Sandwich and salad prices begin at $9.29, with dinner entrees beginning at $15.79. A typical dinner entree includes soup or salad, hot sourdough bread, fresh vegetable and rice or potato. Gladstone's average check, including beverages and desserts, is approximately $23.50. Gladstone's portion sizes are very large and food that cannot be finished is wrapped in a gold foil animal "sculpture." The gold foil, which is manufactured specially for Gladstone's, is a signature element of the restaurant. Gladstone's is also well known for the full barrels of peanuts that are always available free of charge to guests and free "mile-high" cake for all birthday and anniversary celebrations.

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

RESTAURANT OPERATIONS - GLADSTONE'S CONCESSION AGREEMENT

     Sea View operates Gladstone's pursuant to a 20-year concession agreement with the County of Los Angeles ("County") that commenced November 1, 1997 ("Concession Agreement") following the expiration of its prior agreement. During February 1999, the Concession Agreement was amended. The Concession Agreement, as amended, obligates Sea View to pay minimum annual rental payments of $1,750,000 to the County. Percentage rents based on 10% of food sales and 12% of the combined sales of alcoholic beverages, merchandise and parking lot revenue are payable to the extent that such percentage rents exceed the minimum annual rents. In addition to minimum annual rent and percentage rent, Sea View is required to pay "Supplemental Rent" to the County equal to the sum of $15,000 per year plus 1% of the excess of Gladstone's gross annual revenues over $14,000,000. The Registrant records rent expense on a straight line basis over the life of the agreement. See Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." The agreement also requires Sea View to post a letter of credit equal to three months minimum rent ($437,500) and to maintain certain net worth levels.

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

     The restaurants have also developed unique promotions that are repeated on an annual basis. For example, both Gladstone's and RJ's have a special Christmas day promotion whereby each guest that dines in the restaurant on that day receives a gift certificate for the amount of their Christmas day food purchase. Additionally, Gladstone's has developed promotions tied to specific products such as Sockeye Salmonfest during July and Lobsterfest in October. During these promotions, which have run for several years, Gladstone's reduces menu prices and adds numerous daily menu specials related to the featured product. On a weekly basis, Gladstone's features special lobster prices each Thursday and special crab prices each Friday. The Registrant uses print and radio advertising from time to time to support its promotions.

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

LICENSE AGREEMENT

     GLADSTONE'S/UNIVERSAL CITY - In 1992 the Registrant entered into a license agreement with MCA Development Venture Two ("MCADVT"), an affiliate of Universal Studios, Inc., which permits MCADVT to use the Gladstone's 4 Fish name and trademarks at a restaurant in their CityWalk development located in Universal City, California in exchange for a royalty fee of .8% of the restaurant's gross receipts during such use. The Gladstone's 4 Fish restaurant at CityWalk opened in May 1993. Fees received pursuant to this agreement during fiscal 2000 were approximately $66,000.

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

EMPLOYEES

     The Registrant has approximately 261 employees in restaurant operations. The Registrant believes that its working conditions and compensation packages are competitive with those offered by its competitors and considers relations with its employees to be good.

SEASONALITY

     The Registrant's restaurant business is seasonal due to Gladstone's location on the beach in Pacific Palisades, California. As a result, sales and operating profits are higher during the summer months.

ITEM 2  PROPERTIES

     GLADSTONE'S LEASES. The current concession agreement for the restaurant provides for rent based on 10% of sales of food and non-alcoholic beverages and 12% of the sales of alcoholic beverages, merchandise, and parking lot revenue, with an annual minimum rent of $1,750,000 and annual supplemental rent of $15,000 plus 1% of Gladstone's Pacific Palisades annual gross revenue in excess of $14,000,000. Rent paid under the current restaurant lease for Fiscal 2000 was approximately $1,750,000, representing approximately 15.6% of the restaurant's sales.

     R.J.'S LEASE. In December 1994, the Registrant negotiated an amended and restated lease for RJ's. The amended lease expires in December 2004 subject to a non-guaranteed extension period of five years. The amended lease provides for monthly rental payments of $13,034 through December 2000. In January 2001 and 2004 the monthly lease payments are subject to further adjustment based on Consumer Price Index changes. Rent paid in Fiscal, 2000 was $156,404.

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Registrant's stockholders during the fourth quarter of the fiscal year ended April 30, 2000.




PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY
       AND RELATED STOCKHOLDER MATTERS

     The shares of Registrant's common stock are listed on the OTC Bulletin Board under the symbol "CBHR".

     Market price information for the Registrant's common stock listed below is taken from the OTC Bulletin Board.


                                                            BID PRICE
                                                      --------------------
      FISCAL 1999                                     HIGH            LOW
      -----------                                     ----            ---
      First Quarter                                   (A)             (A)
      Second Quarter                                  (A)             (A)
      Third Quarter                                   (A)             (A)
      Fourth Quarter                                  (A)             (A)

      FISCAL 2000
      -----------
      First Quarter                                   (A)             (A)
      Second Quarter                                  (A)             (A)
      Third Quarter                                   (A)             (A)
      Fourth Quarter                                  (A)             (A)

      FISCAL 2001
      -----------
      First Quarter (through 7/15/00)                 (A)             (A)

     At July 20, 2000, the Registrant had approximately 870 shareholders of record.

     (A) Since August 11, 1995 there have been no posted bid prices for the Registrant's common stock.

     CONVERTIBLE NOTES On March 30, 1999, the Registrant completed a private offering of $1,800,000 of subordinated, convertible notes ("Subordinated Notes") to a limited number of existing shareholders of the Registrant who are "accredited investors" within the meaning of Regulation D promulgated under the Securities Act of 1933, as amended. The proceeds of the offering were used to retire existing indebtedness to Outside LLC (as defined herein), and to finance the renovations at Gladstone's. The Subordinated Notes are immediately convertible into common stock of the Registrant at a rate of $1 per share, and pay interest at 5% per annum. The Registrant may pay interest on the Subordinated Notes in cash or in kind. All Interest due as of March 30, 2000 was paid in cash. The Subordinated Notes mature on March 30, 2003; provided, however, that the holders of the Subordinated Notes may elect to receive payment for fifty percent of the outstanding Subordinated Notes on March 30, 2002.

     DIVIDENDS The Registrant has not paid a dividend on its common stock since fiscal 1985. The Registrant presently intends to retain any earnings to repay indebtedness and finance its operations and does not anticipate declaring cash dividends in the foreseeable future.

ITEM 6  SELECTED FINANCIAL DATA

     The following table sets forth the selected financial data and operating data for the five years ended April 30, 2000 and is derived from the audited consolidated financial statements of the Registrant. The consolidated financial data in the following table is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other financial and statistical information included elsewhere in this Form 10-K.

                                                          YEARS ENDED APRIL 30,
                                           --------------------------------------------------
                                           2000        1999       1998         1997       1996
                                           ----        ----       ----         ----       ----
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income Statement Data:
     Sales                               $ 13,382    $ 13,687    $ 14,162    $ 15,164   $ 15,257

     Net Income (loss)                       (921)       (680)     (1,420)        327        577

Net Income (loss) per common share:
       Basic                                 (.27)       (.20)       (.42)        .10        .20
       Diluted                               (.27)       (.20)       (.42)        .10        .18

Balance Sheet Data:
Total assets                             $  3,820    $  4,576    $  3,321    $  5,078   $  6,060

Long-term debt, net of current portion   $  2,600    $  2,499        --          --        1,500

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The Registrant currently has operations in one business segment, the ownership and operation of restaurants. The Registrant's restaurant operations are conducted through its wholly owned subsidiary, Sea View. Sea View's fiscal year is the 52 or 53 week period ending on the Thursday closest to April 30. The Fiscal Years 2000, 1999, and 1998 each contained 52 weeks.

     The Registrant completed the construction of substantial improvements to its Gladstone's restaurant in October 1999. The improvements have enhanced the dining accommodations available to Gladstone's patrons. Construction of the improvements to Gladstone's was performed while the restaurant remained open to the public; however, substantial, albeit temporary, declines in seating capacity attributable to such construction adversely affected sales during the first and second quarters of Fiscal 2000.

RESTAURANT OPERATIONS

     Restaurant operations include the results of Gladstone's 4 Fish in Pacific Palisades, California, and RJ's - Beverly Hills in Beverly Hills, California.

     Total sales for the fiscal year ended April 30, 2000 were $13,382,000, a decrease of $305,000 or 2.2% as compared to the year ended April 30, 1999. The Registrant's Gladstone's 4 Fish restaurant is located on the beach in Pacific Palisades, California and is dependent, to a certain extent, on favorable weather and tourism. Gladstone's has a large outside deck overlooking the Pacific ocean, which is a very popular destination, but is only open as weather permits. Gladstone's 4 Fish Fiscal 2000 revenues were adversely affected by the restaurant remodel during the summer months of 1999. The remodel caused a temporary reduction in seating capacity and a commensurate reduction in revenue. The summer months typically result in higher sales due to Gladstone's location on the beach.

     Total sales for the fiscal year ended April 30, 1999 were $13,687,000, a decrease of $475,000 or 3.4% as compared to the year ended April 30, 1998. Gladstone's 4 Fish revenues were adversely affected during the first quarter of Fiscal 1999 by inclement weather and road closures resulting from the "El Nino" storms. Additionally, during the Fourth Quarter of Fiscal 1999, the Registrant commenced construction of improvements to Gladstone's causing a temporary reduction in seating capacity and a commensurate decrease in revenue.

     In May 1993, MCA Development, Inc.("MCAD") opened a Gladstone's 4 Fish at its Citywalk project in Universal City, California pursuant to a license agreement between the Registrant and a subsidiary of MCAD. License fees for the fiscal years ended April 30, 2000, 1999 and 1998 were $66,000, $71,000 and $81,000, respectively.

COST OF GOODS SOLD

     Cost of goods sold includes all food, beverages, liquor, direct labor and other operating expenses, including rent, of the Registrant's restaurant operations. Cost of goods sold, as a percentage of sales, for the fiscal year ended April 30, 2000 was 88.9% compared to 87.1% for fiscal 1999 and 87.4% for fiscal 1998.

     The increase in cost of goods sold in Fiscal 2000, as compared to Fiscal 1999 and Fiscal 1998, as a percentage of sales, is the result of increased operating costs incurred during the first and second quarters of Fiscal 2000 attributable to the construction of improvements to Gladstone's during normal operating hours while the restaurant remained open to the public. The Registrant's efforts to minimize inconvenience and provide uninterrupted service to the public during that time resulted in temporary increases in labor and other operating costs that are not expected to recur. Rent expense was consistent in Fiscal 2000 on less sales, also contributing to the increase in cost of sales as a percent of sales.

     Cost of goods sold was $11,928,000 in Fiscal 1999 as compared to $12,371,000 in Fiscal 1998, a decrease of $443,000 or 3.5%. Cost of goods sold, as a percentage of sales, for the fiscal year ended April 30, 1999 was 87.1% compared to 87.4% for fiscal 1998. Gladstone's rent expense for the fiscal year ended April 30, 1999 was $1,728,000 as compared to $1,501,000 for the fiscal year ended April 30, 1998. Rents required by Gladstone's Concession Agreement are substantially greater than those associated with the prior agreement between Sea View and the County. Minimum annual rent expense under the new Concession Agreement is $1,728,000. The Registrant's concerted effort to reduce costs resulted in the decline in the amount of cost of goods sold, as a percentage of sales, in Fiscal 1999, as compared to Fiscal 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expense for the year ended April 30, 2000, was $950,000 compared to $956,000 for the year ended April 30, 1999. As a percentage of sales selling, general and administrative expense was 7.1% for Fiscal 2000,compared to 7.0% for Fiscal 1999.

     Selling, general and administrative expense for the year ended April 30, 1999 decreased $740,000 or 43.6% as compared with the year ended April 30, 1998. The decrease is due to the Registrant's continuing efforts to reduce such expenses, as well as the non-recurrence of certain unusual expenses relating to the execution of the new Concession Agreement for Gladstone's, including an executive bonus of $370,000, financing costs of $131,000, and consulting fees of $68,000 that were included in the results of operations for the year ended April 30, 1998.

LEGAL AND LITIGATION SETTLEMENT

     Legal and litigation settlement expenses for the year ended April 30,2000 decreased by $29,000 or 27.9% as compared with the year ended April 30, 1999. The decrease was associated with a general decrease in outstanding legal matters.

     Legal and litigation settlement expenses for the year ended April 30, 1999 decreased by $349,000, or 77.0% as compared with the year ended April 30, 1998. The decrease in such expenses is primarily due to the inclusion in the operating results for year ended April 30, 1998 of legal expenses and settlement costs relating to a litigation matter that was resolved that year. The remaining decrease is attributable to the Registrant's utilization of in-house counsel for representation in certain matters and management of external counsel in other matters.

INTEREST EXPENSE

     For the year ended April 30, 2000, the Registrant recorded interest expense of $282,000, net of interest income of $7,000, primarily relating to the note payable with Lyon Credit, for the Gladstone's remodel, and interest expense on the convertible notes.

     For the year ended April 30, 1999, the Registrant recorded interest expense of $303,000, net of interest income of $5,000, primarily related to the cost of maintaining the letter of credit required by the Concession Agreement and to the cost of the registrant's revolving line of credit.

DEPRECIATION/AMORTIZATION EXPENSE

     For the years ended April 30, 2000,1999 and 1998 depreciation expense was $384,000, $362,000 and $299,000, respectively. During the year ended April 30, 2000, the Registrant placed $1,507,000 of assets that were classified as construction in progress at April 30,1999 into service, and also purchased an additional $1,332,000 of fixed assets, resulting in an increase in depreciation expense over prior years. The assets placed in service pertain to the renovation of the Gladstone's location completed in July of 1999. Amortization expense relates completely to the Registrant's Goodwill and other intangible assets and approximated $714,000 per year.

INCOME TAX PROVISION

     For the year ended April 30, 2000,1999 and 1998 the Registrant recorded income tax expense of $2,000, $2,000 and $38,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     On March 30, 1999, the Registrant completed a private offering of $1,800,000 of subordinated, convertible notes ("Subordinated Notes") to a limited number of existing shareholders of the Registrant who are "accredited investors" within the meaning of Regulation D promulgated under the Securities Act of 1933, as amended. The proceeds of the offering were used to retire existing indebtedness to Outside LLC, an entity affiliated with one of the Company's directors and principal shareholders, and to finance the renovations at Gladstone's. The Subordinated Notes are immediately convertible into common stock of the Registrant at a rate of $1 per share, and pay interest at 5% per annum. The Registrant may pay interest on the Subordinated Notes in cash or in kind. The Subordinated Notes mature on March 30, 2003; provided, however, that the holders of the Subordinated Notes may elect to receive payment for fifty percent of the outstanding Subordinated Notes on March 30, 2002.

     The Registrant has entered into an agreement for tenant improvement and equipment financing with Lyon Credit Corporation ("TI Facility") of $1,089,000 to be repaid over a 5 year period with interest at the rate of 9.94%. At April 30, 2000, the balance due under the TI Facility was $988,000.

     On July 7, 1999, the Company entered into a one year, $500,000 revolving line of credit agreement with U.S. Bank (formerly Santa Monica Bank). The agreement provides for interest at prime plus 1% on all amounts borrowed, requires a commitment fee of 1/2 %, and is secured by certain assets of the Company, including its license agreement with MCA for use of the name Gladstone's. It is also guaranteed by Sea View. The agreement requires the Company to comply with certain cash flow and liquidity covenants, and includes a 60 consecutive days out of debt requirement. The Company utilized $437,500 of the capacity of the revolving line of credit as collateral support for a letter of credit issued by U.S. Bank pursuant to the Concession Agreement. The letter of credit was to expire on July 6, 2000, and subsequently has been renewed until July 6, 2001.

     On September 30, 1999, the Company and U.S. Bank amended the terms of the revolving line of credit agreement to provide for a $200,000 increase in the maximum amount of the line of the credit from $500,000 to $700,000. The additional $200,000 of available borrowing capacity will be available to the Company during the period November 1, 1999 through March 31, 2000 only, after which the line of credit will revert to its original $500,000 borrowing limit. At April 30, 2000 no borrowings were outstanding under the line of credit. Line of credit expires on July 6, 2001.

     On March 22, 2000, Sea View entered into a four-month, $250,000 line of credit agreement with Space Partners, an entity affiliated with one of the Registrant's principal stockholders and with a member of its board of directors. This agreement provided for interest of 10% on all amounts borrowed, required a commitment fee of $2,500 and was guaranteed by the Registrant. Interest expense associated with the agreement totaled $1,666 for fiscal year 2000. At April 30, 2000 the outstanding balance was $100,000.

     Capital expenditures for the years ended April 30, 2000, 1999, and 1998 totaled approximately $1,332,000, $1,498,000, and $204,000 respectively. The registrant has no significant commitments for capital expenditures in fiscal 2001.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Except for the historical information contained herein, certain statements in this Form 10-K, including statements in this Item and in "Business" are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Registrant, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Registrant's ability to secure adequate debt or equity financing in order to comply with the terms of the concession agreement; the Registrant's ability to generate an operating profit based on the terms of the Concession Agreement; that its principal source of cash is funds generated from operations and outside financings; that restaurants historically have represented a high risk investment in a very competitive industry; general and local economic conditions, which can, among other things, impact tourism, consumer spending and restaurant revenues; weather and natural disasters, such as earthquakes and fires, which can impact sales at the Registrant's restaurants; quality of management; changes in, or the failure to comply with, governmental regulations; unexpected increases in the cost of key food products, labor and other operating expenses in connection with the Registrant's business; and other factors referenced in this Form 10-K and the Registrant's other filings with the SEC.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       CALIFORNIA BEACH RESTAURANTS, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                              Page
                                                                              ----

         Report of Independent Auditors                                         15

         Consolidated Balance Sheets - April 30, 2000 and 1999                  16

         Consolidated Statements of Operations for each of the three
           years in the period ended April 30, 2000                             17

         Consolidated Statements of Stockholders' Equity (Deficit)  for
           each of the three years in the period ended April 30, 2000           18

         Consolidated Statements of Cash Flows for each of the
           three years in the period ended April 30, 2000                       19

         Notes to Consolidated Financial Statements                             20


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

ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None




PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning directors and executive officers is incorporated herein by reference from the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's 2000 Proxy Statement, or if such Proxy Statement is not filed within 120 days of the Registrant's fiscal year end, such information will be included in an amendment to this Form10-K filed within such timeframe.

ITEM 11  EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated herein by reference from the section entitled "Executive Compensation" in the Registrant's 2000 Proxy Statement, or if such Proxy Statement is not filed within 120 days of the Registrant's fiscal year end, such information will be included in an amendment to this Form10-K filed within such timeframe.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND  MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's 2000 Proxy Statement, or if such Proxy Statement is not filed within 120 days of the Registrant's fiscal year end, such information will be included in an amendment to this Form10-K filed within such timeframe. .

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions is incorporated herein by reference from the section entitled "Certain Relationships and Related Transactions" in the Registrant's 2000 Proxy Statement, or if such Proxy Statement is not filed within 120 days of the Registrant's fiscal year end, such information will be included in an amendment to this Form10-K filed within such timeframe.




PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K

(a) (1)  Financial Statements

                                                                                     Page No.
                                                                                     --------

         Report  of Independent Auditors                                                15

         Consolidated Balance Sheets - April 30, 2000 and 1999                          16



         Consolidated Statements of Operations for each of the three years              17
           in the period ended April 30, 2000

         Consolidated Statements of Stockholders' Equity (Deficit) for                  18
           each of the three years in the period ended April 30, 2000

         Consolidated Statements of Cash Flows for each of the three years              19
           in the period ended April 30, 2000

         Notes to Consolidated Financial Statements                                     20


     (2)  Financial Statement Schedule 3

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

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
California Beach Restaurants, Inc.


We have audited the accompanying consolidated balance sheets of California Beach Restaurants, Inc. and subsidiaries as of April 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended April 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of California Beach Restaurants, Inc. and subsidiaries at April 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2000, in conformity with accounting principles generally accepted in the United States.




                                                  /s/ ERNST & YOUNG LLP



Los Angeles, California
June 14, 2000

               California Beach Restaurants, Inc. and Subsidiaries

                           Consolidated Balance Sheets


                                                                                     APRIL 30
                                                                                2000           1999
                                                                            ----------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                $    102,000    $  1,018,000
   Trade and other receivables                                                    77,000          50,000
   Inventories                                                                   219,000         211,000
   Prepaid expenses                                                              220,000         310,000
                                                                            ----------------------------
Total current assets                                                             618,000       1,589,000

Fixed assets, net of accumulated depreciation
   and amortization                                                            3,031,000       2,083,000

Other assets:
   Goodwill, net of accumulated amortization of $6,724,000 (2000)
     and $6,010,000 (1999)                                                          --           714,000
   Other                                                                         171,000         190,000
                                                                            ----------------------------
Total assets                                                                $  3,820,000    $  4,576,000
                                                                            ============================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) Current liabilities:
   Accounts payable                                                         $    658,000    $    287,000
   Accrued liabilities                                                           626,000       1,021,000
   Current portion of note payable                                               188,000         123,000
   Revolving line of credit - related party                                      100,000            --
                                                                            ----------------------------
Total current liabilities                                                      1,572,000       1,431,000

Note payable, less current portion                                               800,000         699,000
Subordinated convertible notes                                                 1,800,000       1,800,000
Deferred rent                                                                    383,000         405,000
Other liabilities                                                                 82,000         137,000

Stockholders' equity (deficit):
   Common stock, $.01 par value, authorized 25,000,000 shares, issued and outstanding 3,401,000 shares at April 30, 2000 and
                                                                     1999         34,000          34,000
   Preferred stock, no par value, authorized 1,818,755 shares, none
     issued and outstanding at April 30, 2000 and 1999                              --              --
   Additional paid-in capital                                                 13,175,000      13,175,000
   Accumulated deficit                                                       (14,026,000)    (13,105,000)
                                                                            ----------------------------
Total stockholders' equity (deficit)                                            (817,000)        104,000
                                                                            ----------------------------
Total liabilities and stockholders' equity (deficit)                        $  3,820,000    $  4,576,000
                                                                            ============================

See accompanying notes

               California Beach Restaurants, Inc. and Subsidiaries

                      Consolidated Statements of Operations


                                                     YEAR ENDED APRIL 30
                                              2000           1999            1998
                                         --------------------------------------------
Sales                                    $ 13,382,000    $ 13,687,000    $ 14,162,000

Costs and expenses:
   Cost of goods sold                      11,896,000      11,928,000      12,371,000
   Selling, general and administrative        950,000         956,000       1,696,000
   Legal and litigation settlement             75,000         104,000         453,000
   Depreciation and amortization              384,000         362,000         299,000
                                         --------------------------------------------
                                               77,000         337,000        (657,000)
Other income (expenses):
   Interest expense, net                     (282,000)       (303,000)        (15,000)
   Amortization of intangible assets         (714,000)       (712,000)       (714,000)
   Other, net                                    --              --             4,000
                                         --------------------------------------------
Loss before income taxes                     (919,000)       (678,000)     (1,382,000)

Income tax provision                            2,000           2,000          38,000
                                         --------------------------------------------
Net Loss                                 $   (921,000)   $   (680,000)   $ (1,420,000)
                                         ============================================

Net Loss per common share:
   Basic                                 $       (.27)   $       (.20)   $       (.42)
                                         ============================================
   Diluted                               $       (.27)   $       (.20)   $       (.42)
                                         ============================================

Weighted average shares outstanding:
   Basic                                    3,401,000       3,401,000       3,401,000
   Diluted                                  3,401,000       3,401,000       3,401,000


See accompanying notes

               California Beach Restaurants, Inc. and Subsidiaries

            Consolidated Statements of Stockholders' Equity (Deficit)

                                                           Additional
                                     Common Stock            Paid-in    Accumulated
                                 Shares        Amount        Capital        Deficit         Total
                               ----------------------------------------------------------------------
Balance at May 1, 1997         3,401,000   $     34,000   $ 13,175,000   $(11,005,000)   $  2,204,000
   Net loss                         --             --             --       (1,420,000)     (1,420,000)
                               -----------------------------------------------------------------------
Balance at April 30, 1998      3,401,000         34,000     13,175,000    (12,425,000)        784,000
   Net loss                         --             --             --         (680,000)       (680,000)
                               -----------------------------------------------------------------------
Balance at April 30, 1999      3,401,000         34,000     13,175,000    (13,105,000)        104,000
   Net loss                         --             --             --         (921,000)       (921,000)
                               -----------------------------------------------------------------------
Balance at April 30, 2000      3,401,000   $     34,000   $ 13,175,000   $(14,026,000)   $   (817,000)
                               =======================================================================


See accompanying notes.

               California Beach Restaurants, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                YEAR ENDED APRIL 30
                                                         2000           1999           1998
                                                     ------------------------------------------
OPERATING ACTIVITIES
Net loss                                             $  (921,000)   $  (680,000)   $(1,420,000)
Adjustments to reconcile net loss to cash provided
   by operations:
     Depreciation and amortization                     1,098,000      1,074,000      1,013,000
     Loss on retirement of fixed assets                     --             --           34,000
     Changes in operating assets and liabilities:
       Restricted cash                                      --             --          475,000
       Trade and other receivables                       (27,000)       (11,000)        12,000
       Inventories                                        (8,000)       (49,000)       124,000
       Prepaid expenses                                   90,000         11,000        (87,000)
       Accounts payable                                  371,000       (281,000)      (105,000)
       Accrued liabilities                              (395,000)       126,000        182,000
       Deferred rent                                     (22,000)       198,000        207,000
       Other liabilities                                 (55,000)       (30,000)       167,000
                                                     -----------------------------------------
Net cash provided by operations                          131,000        358,000        602,000

INVESTING ACTIVITIES
(Increase) decrease in other assets                       19,000        (16,000)        16,000
Additions to fixed assets                             (1,332,000)    (1,498,000)      (204,000)
                                                     -----------------------------------------
Net cash used in investing activities                 (1,313,000)    (1,514,000)      (188,000)

FINANCING ACTIVITIES
Borrowings from subordinated notes and note
   payable                                               166,000      2,622,000           --
Principal payments on borrowings                            --             --       (1,488,000)
Borrowings from related party                            200,000        300,000        700,000
Payment to related party                                (100,000)    (1,000,000)          --
                                                     -----------------------------------------
Net cash provided by (used in)
   financing activities                                  266,000      1,922,000       (788,000)
                                                     -----------------------------------------
Net (decrease) increase  in cash                        (916,000)       766,000       (374,000)
Cash at beginning of year                              1,018,000        252,000        626,000
                                                     -----------------------------------------
Cash at end of year                                  $   102,000    $ 1,018,000    $   252,000
                                                     =========================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION
   Cash paid during the year for:
     Interest                                        $   284,000    $   292,000    $    22,000
     Income taxes                                    $      --      $     2,000    $     7,000



See accompanying notes.

               California Beach Restaurants, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 April 30, 2000


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

The Company has operations in a single business segment, the ownership and management of two restaurants, Gladstone's 4 Fish and RJ's - Beverly Hills.

FISCAL YEAR

The Company's restaurant operations are conducted through its wholly owned subsidiary, Sea View Restaurants, Inc. (Sea View). Sea View's fiscal year is the 52 or 53 week period ending on the Thursday closest to April 30. The fiscal years ended on April 27, April 29, and April 30 for fiscal years 2000, 1999 and 1998, respectively, and each contained 52 weeks.

CONSOLIDATION

The consolidated financial statements of California Beach Restaurants, Inc. and subsidiaries include the accounts of the parent company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method. Inventories consist primarily of food, beverages and other restaurant supplies.

LONG-LIVED ASSETS

The Company reviews long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment losses are recognized when the carrying amount of the asset exceeds the estimated fair value of the asset. At April 30, 2000 and 1999, the Company believes there has been no impairment of the value of such assets.

FINANCIAL INSTRUMENTS

The carrying value of financial instruments such as cash, receivables, accounts payable and accrued liabilities approximates their fair values based on the short-term maturities of these instruments. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions. The carrying value of debt instruments approximates its fair value based on references to similar instruments.

               California Beach Restaurants, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 April 30, 2000


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FIXED ASSETS

Fixed assets are stated at cost. Depreciation on furniture and equipment is computed by the straight-line method using lives ranging from 3 to 8 years. Leasehold improvements are amortized over the remaining terms of the leases (including options expected to be exercised) or the estimated lives of the improvements, principally 18 years, whichever is less.

GOODWILL

Goodwill is stated at cost and is being amortized using the straight-line method over 10 years. In Fiscal 2000, goodwill was fully amortized.

INCOME TAXES

The Company uses the liability method of accounting for income taxes. Under this method, deferred income taxes are provided for difference between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws expected to be in effect when temporary differences are expected to reverse.

RESTAURANT AND ROYALTY REVENUES

Revenues from the operation of the restaurants are recognized when sales occur. Royalty fees are based on the licensee restaurant's gross receipts and are recorded by the Company in the period related restaurant's revenues are earned. Fees received pursuant to this agreement during fiscal 2000, 1999 and 1998 were $66,000, $71,000 and $81,000, respectively.

ADVERTISING COSTS

The Company expenses advertising costs as such costs are incurred. The Company expensed $110,000, $68,000 and $86,000 for the years ended April 30, 2000, 1999 and 1998, respectively, in connection with advertising.

STOCK-BASED COMPENSATION

The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

               California Beach Restaurants, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 April 30, 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIC AND DILUTED LOSS PER COMMON SHARE

The Company presents two loss per share amounts, basic loss per common share and diluted loss per common share. Basic loss per common share includes only the weighted average shares outstanding and exclude the dilutive effect of options, warrants and convertible securities. For the years ended April 30, 2000, 1999, and 1998 basic and diluted loss per common share are the same due to the antidilutive effect of potential common shares outstanding.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions affecting the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

               California Beach Restaurants, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 April 30, 2000


2. FIXED ASSETS

Details of fixed assets are as follows:

                                                           APRIL 30
                                                      2000         1999
                                                  -------------------------
Construction in progress                         $    -        $ 1,507,000
                                                 --------------------------
Leasehold improvements                             4,580,000      2,737,000
Furniture and equipment                            2,027,000      1,031,000
                                                 --------------------------
                                                   6,607,000      5,275,000
Less accumulated depreciation and amortization    (3,576,000)    (3,192,000)
                                                 --------------------------
                                                 $ 3,031,000    $ 2,083,000
                                                 ==========================

3. REVOLVING LINE OF CREDIT - RELATED PARTY

On March 22, 2000, Sea View entered into a four-month, $250,000 line of credit agreement with Space Partners, an entity affiliated with one of the Company's principal stockholders and a member of its board of directors. This agreement provides for interest of 10% on all amounts borrowed, requires a commitment fee of $2,500 and is guaranteed by the Company. Interest expense associated with the agreement totaled $1,666 for fiscal year 2000. At April 30, 2000 the balance outstanding was $100,000.

4. DEBT

On March 30, 1999, the Company completed a $1,800,000 private offering of subordinated convertible notes due March 25, 2003 (Subordinated Notes). The Subordinated Notes were sold to certain existing stockholders. The Subordinated Notes bear interest at 5% per annum and are immediately convertible into common stock of the Company at a rate of $1 per share. Interest is payable in cash or in kind. The Subordinated Notes mature on March 30, 2003; provided,

               California Beach Restaurants, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 April 30, 2000


4. DEBT (CONTINUED)

however, that the holders of the Subordinated Notes may elect to receive payment for fifty percent of the outstanding Subordinated Notes on March 30, 2002. The table below reflects the full exercise of said election by the holders of the Subordinated Notes. The Subordinated Notes agreements limit indebtedness for borrowed money of the Company in excess of $4,000,000 until the Subordinated Notes are fully paid or converted.

In addition, in 1999, the Company entered into an agreement for tenant improvements and equipment financing with Lyon Credit Corporation for up to $1,089,000 in credit. The financing is to be repaid over a five year period with interest at the rate of yield to maturity of the five year treasury note plus 4% (9.94% at April 30, 2000). The financing is secured by certain tenant improvements and equipment. A total of $988,000 was outstanding under this financing as of April 30, 2000.

On July 7, 1999 the Company entered into a one year, $500,000 revolving line of credit agreement with U. S. Bank. The agreement provides for interest at prime plus 1% on all amounts borrowed, requires a commitment fee of 1/2%, and is secured by certain assets of the Company, including its license agreement with MCA for use of the name Gladstone's. The Agreement is also guaranteed by Sea View. The agreement requires the Company to comply with certain cash flow and liquidity covenants, and includes a 60 consecutive days out of debt requirement. The Company utilized $437,500 of the capacity of the revolving line of credit as collateral support for a letter of credit issued by U.S. Bank pursuant to the Concession Agreement. The letter of credit expires July 6, 2001.

On September 30, 1999, the Company and U.S. Bank amended the terms of the revolving line of credit agreement to provide for a $200,000 increase in the maximum amount of the line of the credit from $500,000 to $700,000. The additional $200,000 of available borrowing capacity will be available to the Company during the period November 1, 1999 through March 31, 2000, after which the line of credit will revert to its original $500,000 borrowing limit. At April 30, 2000 no borrowings were outstanding under the line of credit. Line of credit expires on July 6, 2001.

Maturities under existing financing agreements are as follows:


        YEAR                                AMOUNT
        ----                              -----------
        2001                              $  188,000
        2002                               1,107,000
        2003                               1,128,000
        2004                                 252,000
        2005                                 113,000
                                          ----------
                                          $2,788,000
                                          ==========

               California Beach Restaurants, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 April 30, 2000



5. INCOME TAXES

The provision for income taxes consists of the following:


                                   YEAR ENDED APRIL 30
                            2000           1999          1998
                        ----------------------------------------
Current:
   Federal               $        -    $        -    $    26,000
   State                      2,000         2,000         12,000
                        -----------------------------------------
                         $    2,000    $    2,000    $    38,000
                        =========================================
Deferred:
   Federal               $        -    $        -    $         -
   State                          -             -              -
                        -----------------------------------------
                         $        -    $        -    $         -
                        =========================================

As of April 30, 2000, the Company has available for federal income tax purposes net operating loss carryovers available to offset certain future taxable income of approximately $4,605,000 and state net operating loss carryovers of approximately $1,599,000 which expire at various dates from 2000 through 2020.

As a result of changes in control in prior years, net operating losses of approximately $3,740,000 that expire through 2010 are subject to certain restrictions, which limit their future use to approximately $277,000 per year. As a result of this limitation, approximately $693,000 of these net operating loss carryforwards may expire without any utilization.

               California Beach Restaurants, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 April 30, 2000

5. INCOME TAXES (CONTINUED)

The effective income tax rate on income (loss) varied from the statutory federal income tax rate as follows:


                                                  2000        1999     1998
                                                 ------------------------------
Statutory federal rate                           (34.0)%     (34.0)%    (34.0)%
Increase (decrease):
   State income taxes, net of federal tax
     benefit                                        .2          .2         .1
   Operating losses which resulted in no
     current federal tax benefit                  33.8        33.8       34.0
                                                 ------------------------------
Effective income tax rate                            -%          -%        .1%
                                                 ==============================


As of April 30, 2000 and 1999, the tax effect of the net operating loss carryforwards and net deferred tax assets, for which a 100% valuation allowance has been provided and which have not been recognized in the Registrant's financial statements, is as follows:


                                      2000            1999
                                   --------------------------

Depreciation and amortization      $ 3,084,000    $ 2,803,000
Nondeductible accruals                  86,000         55,000
Net operating loss carryforwards     1,707,000      1,636,000
                                   --------------------------
Total deferred assets                4,877,000      4,494,000
Less valuation allowance            (4,877,000)    (4,494,000)
                                   --------------------------
Net deferred assets                $      --      $      --
                                   ==========================

               California Beach Restaurants, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 April 30, 2000

6. STOCKHOLDERS' EQUITY

STOCK OPTIONS

The Omnibus Stock Plan, which received stockholder approval in April 1995, provides for the issuance of a maximum of 1,000,000 shares of common stock. The plan provides for the issuance of stock options, stock appreciation rights, restricted stock and other awards to participants as selected by the Stock Plan Committee of the board of directors, which administers the plan. Options granted pursuant to this plan have expiration dates, which do not exceed 10 years from the date of grant.

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: weighted-average risk-free interest rate of 6% for 2000, 1999 and 1998, dividend yields of 0% for 2000, 1999 and 1998, weighted-average volatility factors of the expected market price of the Company's common stock of .001; and a weighted-average expected life of the option of five years. There have been no posted bid prices for the Company's common stock since 1995. The amortization of the fair value of options granted was immaterial for 2000, 1999 and 1998.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

               California Beach Restaurants, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 April 30, 2000


6. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

The following schedule summarizes the changes in stock options for the three years ended April 30, 2000 under the plans:


                                         NUMBER OF    EXERCISE   WEIGHTED AVERAGE
                                          OPTIONS      PRICE      EXERCISE PRICE
                                        ----------------------------------------
Outstanding at April 30, 1997             539,000      $.83           $.83
   Granted                                 48,000       .83            .83
   Canceled                               (15,000)      .83            .83
   Exercised                                    -        -             -
                                        ----------------------------------------
Outstanding at April 30, 1998             572,000       .83            .83
   Granted                                      -        -             -
   Canceled                              (135,000)      .83            .83
   Exercised                                    -        -             -
                                        ----------------------------------------
Outstanding at April 30, 1999             437,000       .83            .83
   Granted                                      -        -             -
   Canceled                               (50,000)      .83            .83
   Exercised                                    -        -             -
                                        ----------------------------------------
Outstanding at April 30, 2000             387,000       .83            .83
                                        ===========
Exercisable at April 30, 2000             387,000
                                        ===========


The weighted average remaining contractual life of these options is five years.

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

               California Beach Restaurants, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 April 30, 2000


7. LOSS PER COMMON SHARE

A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

                                                                 YEAR ENDED APRIL 30
                                                         2000             1999             1998
                                                     -----------------------------------------------
Basic and Diluted net loss per share computation:
     Numerator                                       $   (921,000)     $  (680,000)     $ (1,420,000)
     Denominator:
       Weighted average common shares
         outstanding                                    3,401,000        3,401,000         3,401,000
                                                     -----------------------------------------------
     Total shares                                       3,401,000        3,401,000         3,401,000
                                                     ================================================
     Basic and Diluted net loss
       per share                                     $      (.27)      $      (.20)     $       (.42)
                                                     ================================================

               California Beach Restaurants, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 April 30, 2000


8. COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases restaurant and office facilities under various noncancelable operating leases with remaining terms ranging from one to twenty years. The terms of certain of the leases require additional rental payments based on a percentage of the restaurants' sales in excess of a minimum amount. Total amounts charged to rent expense under the Company's operating leases for the three years ended April 30, 2000 are summarized below:


                                                   2000              1999             1998
                                            ----------------------------------------------------
Restaurants:
   Fixed minimum rentals                      $  1,849,000      $  1,851,000      $  1,256,000
   Percentage rentals                                    -                 -           383,000
Other fixed minimum rentals                         63,000            61,000            53,000
                                            ----------------------------------------------------
Total                                         $  1,912,000      $  1,912,000      $  1,692,000
                                            ====================================================

On November 1, 1997, Sea View and the County of Los Angeles (County) executed a new 20-year concession agreement. The previous agreement expired on October 31, 1997. The agreement, as amended February 9, 1999, includes minimum annual rent payments of $1,750,000, an increase of approximately $600,000 over rents paid in fiscal 1997. Percentage rents based on 10% of food sales and 12% of the sales of alcoholic beverages, merchandise and parking lot revenues will be payable to the extent that percentage rents exceed the minimum annual rent. In addition, the agreement requires an annual supplemental rent payment of $15,000 plus 1% of Gladstone's annual gross revenue in excess of $14,000,000. The agreement further required the expenditure of at least $2,700,000 for renovations to the restaurant facility by August 9, 1999. During the first two years of the agreement, minimum annual rent is reduced by $218,750 per year. Minimum annual rent will be adjusted every three years to 75% of average total rent paid per year for the prior three years, but in no event less than the current minimum rent. Minimum and percentage rent will be adjusted to fair market rental value after 10 years to the extent fair market rental value exceeds minimum and percentage rents.

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

                                 April 30, 2000

8. COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEASES (CONTINUED)

The amended agreement also requires Sea View to post a letter of credit equal to three months minimum rent ($437,500) and maintenance of certain net worth levels, as defined. Initially, the Company posted the letter of credit by utilizing cash collateral provided by Overhead Partners, L.P. (Overhead), an entity affiliated with one of the Company's principal stockholders and with a member of its board of directors. In consideration for provided the cash collateral, the Company paid Overhead $80,000 in 1998 and $200,000 in 1999.

The agreement also provides, in certain circumstances, approval rights to the County in the event transactions constituting a Change in Ownership or Financing Event, as such terms are defined in the agreement, occur. These provisions may adversely affect the Company's ability to engage in such transactions.

The parking lot for the Company's Gladstone's 4 Fish restaurant is operated by a parking operator pursuant to a management agreement whereby the Company pays a monthly fee for the operation of the parking facility. The Company receives all revenues and pays all operating expenses under this arrangement. During fiscal 2000, 1999 and 1998, the Company received $147,000, $185,000 and $146,000, respectively, pursuant to this arrangement, net of all expenses (except rent). These amounts have been recorded as a reduction to cost of goods sold.

               California Beach Restaurants, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 April 30, 2000


8. COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEASES (CONTINUED)

Aggregate minimum annual rental commitments at April 30, 2000 were as follows:


Year Ending April 30,
        2001                                $     1,950,000
        2002                                      1,951,000
        2003                                      1,925,000
        2004                                      1,906,000
        2005                                      1,765,000
        Thereafter                               21,875,000
                                            ---------------
                                            $    31,372,000
                                            ================

EMPLOYMENT AGREEMENTS

Effective November 4, 1997, the Company entered into an employment agreement with the Company's Chief Executive Officer. The agreement sets forth certain of the terms of employment, including the right to receive 12 months of salary as severance pay upon (i) termination of employment without cause (as defined in the agreements) or (ii) resignation for good reason (as defined in the agreements). The term of the agreement is three years and provides for a current base salary of $214,000 subject to annual cost of living adjustments.

Effective March 6, 2000, the Company entered into an employment agreement with the Company Chief Operating Officer. The agreement sets forth certain of the terms of employment, including base salary of $105,000 and the right to receive 6 months salary as severance pay upon (i) termination of employment without cause (as defined in the agreements) or (ii) resignation for good reason (as defined in the agreements).

LITIGATION

The Company is involved in litigation and threatened litigation arising in the ordinary course of business. However, it is the opinion of management that these actions, when finally concluded, will not have a material adverse effect upon the financial position, results of operations or cash flows of the Company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has caused this report to be signed on its behalf by the undersigned, thereunto authorized in the City of Los Angeles, in the State of California, on July 28, 2000.

                                    California Beach Restaurants, Inc.

                                    By:  /s/ Alan Redhead
                                         -----------------------------------
                                         Alan Redhead, Chief Executive Officer


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


Signature                                   Title                                            Date
---------                                   -----                                            ----


/s/ Alan Redhead                            Chairman of the Board Chief,                  July 28, 2000
------------------------------------        Executive Officer, Director, and
Alan Redhead                                Chief Financial Officer



/s/ J. Christopher Lewis                    Director                                      July 28, 2000
------------------------------------
J. Christopher Lewis


/s/ Jefferson W. Asher, Jr.                 Director                                      July 28, 2000
------------------------------------
Jefferson W. Asher, Jr.


/s/ Richard P. Bermingham                   Director                                      July 28, 2000
------------------------------------
Richard P. Bermingham


/s/ Robert L. Morrison                      Director                                      July 28, 2000
------------------------------------
Robert L. Morrison


INDEX TO EXHIBITS

                                  Item 14(a) 3


ITEM                                                                                   METHOD OF
NUMBER            DESCRIPTION                                                            FILING
                                                                                       ----------
3.1       Restated Articles of Incorporation of California Beach Restaurants,
          Inc., as amended to date, including Certificate of Determination of
          Rights and Preferences of Series A Convertible Preferred Stock (15)

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

10.18     Amendment to Registration Rights Agreement dated as of February 25,
          1991 among Registrant, California Beach Capital, Inc., Robert J.
          Morris, Richard S. Stevens, Sand and Sea Partners, Sea Fair Partners,
          W.R. Grace & Co., Eli Broad, Cushman/Sea View Partners and Cushman
          K/Sea View Partners. (19)

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

10.54     Amendment to Stock Purchase Agreement dated as of August 1, 1995 between the Registrant and Bank of America NT & SA (16)

10.55 Amendment No. 1 to executive employment agreement of Mark E. Segal, dated April 30, 1996 (17) *

10.56     Commitment Letter - Finova Capital Corporation re: $3,000,000 Secured
          Credit Facility (18)

10.57 Concession Agreement dated as of November 1, 1997 by and between County of Los Angeles and Sea View Restaurants, Inc. (20)

10.58 Non Disturbance and Attornment Agreement dated September 26, 1997 by and Between the State of California Department of Parks and Recreation and Sea View Restaurants, Inc. (20)

10.59 Letter of Credit Agreement dated as of November 1, 1997 by and between California Beach Restaurants, Inc., Sea View Restaurants, Inc. and
          Overhead Partners, L.P., a California Limited Partnership. (20)



10.60     Line of Credit Agreement dated as of November 24, 1997 by and between
          Outside LLC, a California Limited Liability Company and Sea View
          Restaurants, Inc., with guaranty by California Beach Restaurants, Inc.
          (20)

10.61 Executive employment agreement dated as of November 14, 1997 between the Registrant and Alan Redhead. (21) *

10.62 Assignment of trademarks, service marks and registrations thereof, between Sea View Restaurants, Inc., and the Registrant, dated October
          30, 1997. (22)

10.63 Non-exclusive royalty free license agreement, between the Registrant and Sea View Restaurants, Inc., dated October 30, 1997. (22)

10.64 Letter of Credit Agreement, dated as of July 22, 1998, by and between California Beach Restaurants, Inc., Sea View Restaurants, Inc., and
          Overhead Partners L.P., a California Limited Partnership (23)

10.65     Letter of Credit Agreement, dated as of November 1, 1998, by and between California Beach Restaurants, Inc., Sea View Restaurants,
          Inc., and Overhead Partners L.P., a California Limited Partnership
          (24)

10.66 Line of Credit Agreement, dated as of November 30, 1998, by and between Sea Sea View Restaurants, Inc., and Outside LLC, a California
          Limited Liability Company (24)

10.67     First Amendment to Concession Agreement For Will Rogers State Beach
          Park Restaurant, by and between the County of Los Angeles, and Sea
          View Restaurants, Dated February 9, 1999 (25)

10.68 Note Purchase Agreement among the Registrant and certain other purchasers, dated as of March 30, 1999, including Exhibit A thereto, the 5% Convertible Subordinated Note Due March 30, 2003.(26)

10.69     Note Agreement, between California Beach Restaurants, Inc., Sea View
          Restaurants, Inc., and Lyon Credit Corporation and related documents.
          (27)

10.70     Revolving line of credit agreement between California Beach
          Restaurants, Inc., Sea View Restaurants, Inc.,and U.S. Bank (formerly
          Santa Monica Bank),dated July 7, 1999. (27)

10.71     Standby letter of credit agreement between California Beach
          Restaurants, Inc., and U.S. Bank (formerly Santa Monica Bank), Dated
          July 9, 1999. (27)

10.72     Change in Terms Agreement, dated as of September 30, 1999, Between
          California Beach Restaurants, Inc. and U.S. Bank and Related
          Documents. (28)


10.73 Line of Credit agreement, dated as of March 22, 2000, by and between Sea View Restaurants, Inc., and Space Partners, a California general partnership.(A)

10.74 Executive employment agreement dated as of March 6, 2000 between the Registrant and Robert Kissinger.(A)*




10.75    Revolving line of credit agreement between California Beach
         Restaurants, Inc., Sea view Restaurants, Inc., and U.S. Bank (formerly
         Santa Monica Bank), Dated July 6, 2000.(A)

10.76    Standby letter of credit agreement between California Beach
         Restaurants, Inc., and U.S. Bank (formerly Santa Monica Bank), Dated
         July 6, 2000.(A)

10.77    Amendment to business loan agreement between California Beach
         Restaurants, Inc., and U.S. Bank (formerly Santa Monica Bank),
         Dated March 25, 2000.(A)

21.1     Subsidiaries of the Registrant (15)

23.1     Consent of Ernst & Young LLP (A)

27.0     Financial Data Schedule (A)


(A) FILED HEREWITH ELECTRONICALLY

 (4)   Previously filed with Form 8-K filed April 27, 1990. **
 (5)   Previously filed with Form 10-K for the fiscal year ended April 30,
       1990. **
 (7)   Previously filed with Form 10-Q for the quarter ended January 31, 1991.
       **
 (9)   Previously filed with Form 8-K filed April 28, 1992. **
(10) Previously filed with Form 10-K for the fiscal year ended April 30, 1993. **
(13)   Previously filed with Form 8-K filed January 18, 1995. **
(15) Previously filed with Form 10-K for the fiscal year ended April 30, 1995. **
(16) Previously filed with Form S-1 on August 4, 1995, Registration No. 33-95240. **
(17) Previously filed with Form 10-K for the fiscal year ended April 30, 1996. **
(18) Previously filed with Form 10-Q for the quarter ended January 31, 1997.**
(19) Previously filed with Form 10-K for the fiscal year ended April 30, 1997.**
(20) Previously filed with Form 10-Q for the quarter ended October 31, 1997.**
(21) Previously filed with Form 10-Q for the quarter ended January 31, 1998.**
(22) Previously filed with Form 10-K for the fiscal year ended April 30, 1998.**
(23)   Previously filed with Form 10-Q for the quarter ended July 31, 1998.**
(24) Previously filed with Form 10-Q for the quarter ended October 31, 1998.**
(25) Previously filed with Form 10-Q for the quarter ended January 31, 1999.**
(26) Incorporated by reference to Amendment No. 1 to Schedule 13D filed with the Commission on April 16, 1999, on behalf of Alan Redhead.**
(27)   Previously filed with Form 10-Q for the quarter ended July 31, 1999.**
(28)   Previously filed with Form 10-Q for the quarter ended October 31, 1999.**

  *    This is a management contract or compensatory plan or arrangement.

 **    All filings were made at the Commission's office in Washington D.C.; The
        Registrant's SEC file number is 0-12226.