Form 10-Q
period 2000-07-31
CALIFORNIA BEACH RESTAURANTS INC
filed 2000-09-11
CIK 738274

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     July 31,2000
                                    -------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                         to
                                    -----------------------    ----------------


                         Commission file number  0-12226
                                               -------------


                       CALIFORNIA BEACH RESTAURANTS, INC.
             (Exact name of Registrant as specified in its charter)



            CALIFORNIA                                   95-2693503
----------------------------------------            ---------------------
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                     Identification Number)


         17383 Sunset Boulevard, Suite 140, Pacific Palisades, CA 90272
             (Address and zip code of Principal executive offices)

                                 (310) 459-9676
 ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days.

                     Yes     [X]          No      [ ]
                         ------------        -------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                                                  Number of Shares Outstanding
          Class                                     at September 1, 2000
          -----                                   ----------------------------
Common Stock, $.01 par value                               3,400,930
----------------------------                           ------------------

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                                  JULY 31, 2000


                                      INDEX



Part I - FINANCIAL INFORMATION                                                           Page Number
                                                                                         -----------
         Item 1.    Financial Statements (Unaudited)

                    Consolidated Balance Sheets at July 31, 2000
                    and April 30, 2000..........................................................3

                    Consolidated Statements of Operations for the
                    Three Months Ended July 31, 2000 and 1999...................................5

                    Consolidated Statements of Cash Flows for the
                    Three Months Ended July 31, 2000 and 1999...................................6

                    Notes to Consolidated Financial Statements..................................7

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.........................................8

         Item 3.    Quantitative and Qualitative Disclosures about Market Risk.................10


Part II - OTHER INFORMATION

         Item 1.    Legal Proceedings..........................................................10

         Item 2.    Changes in Securities and Use of Proceeds .................................11

         Item 3.    Defaults Upon Senior Securities............................................11

         Item 4.    Submission of Matters to a Vote of Security Holders........................11

         Item 5.    Other Information..........................................................11

         Item 6.    Exhibits and Reports on Form 8-K...........................................11

         Signature Page........................................................................12



               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                 July 31, 2000       April 30, 2000
                                                 -------------       --------------
                                                 (Unaudited)               (1)
Current Assets:

     Cash                                        $  506,000             $  102,000
     Trade and other receivables                     46,000                 77,000
     Inventories                                    218,000                219,000
     Prepaid expenses                               227,000                220,000
                                                 ----------             ----------

       Total current assets                         997,000                618,000




Fixed Assets (at cost) - net of accumulated
       depreciation and amortization              2,970,000              3,031,000





Other Assets
                                                    170,000                171,000
                                                 ----------             ----------


                                                 $4,137,000             $3,820,000
                                                 ==========             ==========




The accompanying notes to consolidated financial statements are an integral part of this statement.

(1) The April 30, 2000 amounts have been extracted from the Company's Annual Report on Form 10-K for the year ended April 30, 2000.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' DEFICIT



                                                    July 31, 2000      April 30, 2000
                                                    -------------      --------------
                                                     (Unaudited)            (1)
Current Liabilities:

     Accounts payable                               $    550,000       $    658,000
     Accrued liabilities                                 958,000            626,000
     Line of credit                                         --              100,000
     Current portion of note payable                     192,000            188,000
                                                    ------------       ------------

       Total current liabilities                       1,700,000          1,572,000

Note payable, less current portion                       751,000            800,000
Subordinated convertible notes                         1,800,000          1,800,000
Deferred rent                                            378,000            383,000
Other liabilities                                         82,000             82,000

Stockholders' Deficit:

     Common stock, $.01 par value, authorized
     25,000,000 shares, issued and outstanding
     3,401,000 shares at July 31, 2000
     and at April 30, 2000                                34,000             34,000

     Additional paid-in capital                       13,175,000         13,175,000

     Accumulated Deficit                             (13,783,000)       (14,026,000)
                                                    ------------       ------------

       Total stockholders' Deficit                      (574,000)          (817,000)
                                                    ------------       ------------

                                                    $  4,137,000       $  3,820,000
                                                    ============       ============


The accompanying notes to consolidated financial statements are an integral part of this statement.

(1) The April 30, 2000 amounts have been extracted from the Company's Annual Report on Form 10-K for the year ended April 30, 2000.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                            Three Months Ended July 31,
                                                          ------------------------------
                                                              2000                1999
                                                              ----                ----
Sales                                                      $ 3,905,000       $ 3,140,000

Costs and Expenses:

     Cost of goods sold                                      3,267,000         2,783,000
     Selling, general and administrative                       249,000           215,000
     Depreciation                                               90,000            50,000
                                                           -----------       -----------
                                                               299,000            92,000

Other income (expenses):

     Interest expense                                          (56,000)          (86,000)
     Amortization of intangible assets                            --            (166,000)
                                                           -----------       -----------
Income (Loss) before income taxes                              243,000          (160,000)

Provision for income taxes                                        --                --
                                                           -----------       -----------

Net Income (Loss)                                          $   243,000       $  (160,000)
                                                           ===========       ===========

Net Income (Loss) per common share:
     Basic                                                 $        07       $      (.05)
                                                           ===========       ===========

     Diluted                                               $       .07       $      (.05)
                                                           ===========       ===========

Weighted average number of common shares outstanding:
     Basic                                                   3,401,000         3,401,000

     Diluted                                                 3,401,000         3,401,000



     The accompanying notes to consolidated financial statements are an integral part of this statement.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                       Three Months Ended July 31,
                                                                                      ------------------------------
                                                                                          2000               1999
                                                                                          ----               -----
Operating activities:
Net income (loss)                                                                     $   243,000       $  (160,000)

Adjustments to reconcile net income (loss) to cash provided by operations:

     Depreciation and amortization                                                         90,000           216,000

Changes in operating assets and liabilities:

     Trade and other receivables                                                           31,000             7,000
     Inventories                                                                            1,000            10,000
     Prepaid expenses                                                                      (7,000)          (83,000)
     Other assets                                                                           1,000              --
     Accounts payable                                                                    (108,000)          379,000
     Accrued liabilities                                                                  333,000            78,000
     Deferred rent                                                                         (5,000)           (5,000)
     Other liabilities                                                                       --              13,000
                                                                                      -----------       -----------

Cash provided by operations                                                               579,000           455,000
                                                                                      -----------       -----------

Investing activities:


     Additions to fixed assets                                                            (30,000)       (1,117,000)
                                                                                      -----------       -----------

     Net cash used in investing activities                                                (30,000)       (1,117,000)
                                                                                      -----------       -----------

Financing activities:


     Principal payments on borrowings                                                    (145,000)             --
                                                                                      -----------       -----------

     Net cash used in financing activities                                               (145,000)             --
                                                                                      -----------       -----------
Net increase (decrease) in cash                                                           404,000          (662,000)
Cash at beginning of period                                                               102,000         1,018,000
                                                                                      -----------       -----------

Cash at end of period                                                                 $   506,000       $   356,000
                                                                                      ===========       ===========

Supplemental disclosures of cash flow information:

Cash paid during the period for:

     Interest                                                                         $    56,000       $    63,000
                                                                                      ===========       ===========
     Income taxes                                                                     $      --         $      --
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

The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and article 10 of Regulation S-X and do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial position and results of operations. The results of operations for the three month period ended July 31, 2000 may not be indicative of the results that may be expected for the year ending April 30, 2001. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended April 30, 2000.

Certain amounts have been reclassified in the Fiscal 2000 financial statements to conform to the Registrant's Fiscal 2001 presentation.

NOTE B - ACCOUNTING PERIODS

The Company's restaurant operations are conducted through its wholly-owned subsidiary, Sea View Restaurants, Inc. ("Sea View"). The Company's consolidated financial statements for the three months ended July 31, 2000 and 1999 include Sea View's operations for the twelve weeks ended July 20, 2000 and July 22, 1999, respectively.

NOTE C - FIXED ASSETS



                                                   July 31, 2000    April 30, 2000
                                                   -------------    --------------
Leasehold improvements                                4,602,000         4,580,000
Furniture and equipment                               2,035,000         2,027,000
                                                    -----------       -----------
                                                      6,637,000         6,607,000

Less accumulated depreciation and amortization       (3,667,000)       (3,576,000)
                                                    -----------       -----------

                                                    $ 2,970,000       $ 3,031,000
                                                    ===========       ===========

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

RESTAURANT REVENUES
-------------------

Restaurant operations include the results of Gladstone's 4 Fish ("Gladstone's") in Pacific Palisades, California and RJ's - Beverly Hills in Beverly Hills, California.

Total sales for the three months ended July 31, 2000 were $3,905,000 compared with $3,140,000 for the same period last year, an increase of $765,000 or 24.4%. This increase is attributable to the following: During the three months ended July 31, 1999, a substantial portion of Gladstone's restaurant seating was unavailable due to the construction of improvements required by Sea View's concession agreement ("Concession Agreement") with the County of Los Angeles ("County"). The improvements were completed by October 1999.

As a result of typically more favorable weather and higher tourism during the summer months from May through September, the Registrant's sales and operating profits have historically been higher in the first and second quarters of its fiscal year.

COST OF GOODS SOLD
------------------

Cost of goods sold includes all food, beverages, liquor, direct labor and other operating expenses, including rent, of the Registrant's restaurant operations.

Cost of goods sold for the three months ended July 31, 2000 was $3,267,000, or, as a percentage of sales, 83.7% compared with $2,783,000, or, as a percentage of sales, 88.6% during the same period last year. The decrease in cost of goods sold as a percentage of sales for the three months ended July 31, as compared to the comparable period in 1999 is the result of temporary increases in labor and supplies expenses resulting from the Registrant's continuation of operations during the construction of substantial improvements to its Gladstone's restaurant. Additionally, in the prior year the County increased its assessment of the Gladstone's property, resulting in a property tax increase.

Cost of goods sold will typically be slightly lower during the first and second quarters due to additional economies of scale that can be achieved with labor and certain other costs when sales levels are higher. For the fiscal year ended April 30, 2000, cost of goods sold, as a percentage of sales, was 88.9%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, general and administrative expenses increased by $34,000 or 15.8% during the three months ended July 31, 2000, as compared to the comparable period in the prior fiscal year. The increase is attributable to accrual of the Registrant's legal fees, not incurred in the comparable period of the prior year.

DEPRECIATION EXPENSE
--------------------

Depreciation expense increased by $40,000 from $50,000 during the three months ended July 31, 1999 to $90,000 for the three months ended July 31, 2000. The increase is attributable to the commencement of amortization on leasehold improvements made at the Gladstone's restaurant.

OTHER INCOME (EXPENSE)
----------------------

Amortization expense relates completely to the Registrant's Goodwill and other intangible assets and was fully amortized in fiscal 2000. Goodwill amortization approximated $714,000 during Fiscal 2000.

Interest expense has decreased $30,000 from $86,000 for the three months ended July 31, 1999 to $56,000 for the three months ended July 31, 2000. This was due primarily to reduction of outstanding debt.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

The Registrant has entered into an agreement for tenant improvement and equipment financing with Lyon Credit Corporation ("TI Facility"). The terms of the agreement provide for $1,089,000 of credit, to be repaid over a 5 year period with interest at the rate of 9.94%. This financing is secured by certain tenant improvements and equipment. At July 31, 2000, the balance due under the TI Facility was $943,000.

On June 16, 2000, the Registrant entered into a one year, $500,000 revolving line of credit agreement with US Bank (formerly Santa Monica Bank). The agreement provides for interest at prime plus 1% on all amounts borrowed, requires a commitment fee of 1/2%, and is secured by certain assets of the Registrant, including its license agreement with MCA for use of the name Gladstone's. It is also guaranteed by Sea View. The agreement requires the Registrant to comply with certain cash flow and liquidity covenants, and includes a 60 consecutive days out of debt requirement. The Registrant utilized $437,500 of the capacity of the revolving line of credit as collateral support for a letter of credit issued by US Bank (formerly Santa Monica Bank) pursuant to the Concession Agreement. The letter of credit expires in one year and requires a commitment fee of 1%. At July 31, 2000, the Registrant had no borrowings outstanding under the line of credit.

The agreement also provides for a $200,000 increase in the maximum amount of the line of credit from $500,000 to $700,000. The additional increase will be available to the Registrant during the period November 1, 2000 through March 31, 2001 only, after which the line of credit will revert to its original $500,000 borrowing limit.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.







                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.
          ------------------

          The Company is involved in litigation and threatened litigation arising in the ordinary course of business. However, it is the opinion of management that these actions, when finally concluded, will not have a material adverse effect upon the financial position, results of operations or cash flows of the Company.


Item 2.   Changes in Securities and Use of Proceeds.
          -----------------------------------------

          None

Item 3.   Defaults Upon Senior Securities.
          -------------------------------

          None

Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

          Not applicable.

Item 5.   Other Information
          ------------------

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

               (a)  Exhibits
                    --------

                    27 - Financial Data Schedule

               (b)  Reports on Form 8-K
                    -------------------

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

                                 California Beach Restaurants, Inc. (Registrant)



Dated: September 8, 2000         By: /s/ Alan Redhead
                                     ------------------------------------------
                                     Alan Redhead
                                     Chief Executive Officer
                                     Chief Financial Officer

INDEX TO EXHIBITS


ITEM
NUMBER       DESCRIPTION
------       -----------

27           Financial Data Schedule (A)

(A)          FILED HEREWITH ELECTRONICALLY

             All filings were made at the commission's office in Washington D.C.; The Registrant's SEC file number is 0-12226.