Form 10-Q
period 2000-10-31
CALIFORNIA BEACH RESTAURANTS INC
filed 2000-12-13
CIK 738274

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended              October 31, 2000
                                        ---------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                       to
                                      ---------------------    -----------------


                       Commission file number   0-12226
                                              ------------


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


                         Yes      [X]             No       [ ]
                              ------------             -------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                                                   Number of Shares Outstanding
         Class                                        at November 29,  2000
         -----                                     ----------------------------
Common Stock, $.01 par value                               3,400,927
----------------------------                          ---------------------

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                                OCTOBER 31, 2000


                                      INDEX


Part I - FINANCIAL INFORMATION                                                   Page Number
                                                                                 ----------
         Item 1.    Financial Statements (Unaudited)

                    Consolidated Balance Sheets at October 31, 2000
                    and April 30, 2000................................................    3

                    Consolidated Statements of Operations for the
                    Three Months Ended and Six Months Ended
                    October 31, 2000 and 1999.........................................    5

                    Consolidated Statements of Cash Flows for the
                    Six Months Ended October 31, 2000 and 1999 .......................    6

                    Notes to Consolidated Financial Statements........................    7

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...............................    9

         Item 3.    Quantitative and Qualitative Disclosures about Market Risk........   12


Part II - OTHER INFORMATION

         Item 1.    Legal Proceedings.................................................   12

         Item 2.    Changes in Securities and Use of Proceeds.........................   12

         Item 3.    Defaults Upon Senior Securities...................................   12

         Item 4.    Submission of Matters to a Vote of Security Holders...............   12

         Item 5.    Other Information.................................................   13

         Item 6.    Exhibits and Reports on Form 8-K..................................   13


         Signature Page...............................................................   14



               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                 October 31, 2000    April 30, 2000
                                                 ----------------    --------------
                                                    (Unaudited)           (1)
Current Assets:

     Cash and cash equivalents                      $  291,000         $  102,000
     Trade and other receivables                        65,000             77,000
Inventories                                            222,000            219,000
     Prepaid expenses                                  216,000            220,000
                                                    ----------         ----------

       Total current assets                            794,000            618,000


Fixed assets (at cost) - net of accumulated
     depreciation and amortization                   2,918,000          3,031,000


Other assets                                           169,000            171,000
                                                    ----------         ----------

                                                    $3,881,000         $3,820,000
                                                    ==========         ==========


The accompanying notes to consolidated financial statements are an integral part of this statement.

(1) The April 30, 2000 amounts have been extracted from the Company's Annual Report on Form 10-K for the year ended April 30, 2000.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                        October 31, 2000       April 30, 2000
                                                                        ----------------       --------------
                                                                           (Unaudited)              (1)
Current Liabilities:

     Accounts payable                                                      $    311,000          $    658,000
     Accrued liabilities                                                        885,000               626,000
     Current portion of note payable                                            197,000               188,000
     Revolving line of credit-related party                                        --                 100,000
                                                                           ------------          ------------

        Total current liabilities                                             1,393,000             1,572,000

Subordinated convertible notes                                                1,800,000             1,800,000
Note payable, less current portion                                              700,000               800,000
Deferred rent                                                                   373,000               383,000
Other liabilities                                                                28,000                82,000

Stockholders' Equity:

     Common stock, $.01 par value, authorized 25,000,000 shares, issued and outstanding, 3,401,000 shares at October 31, 2000
     and at April 30, 2000                                                       34,000                34,000


     Additional paid-in capital                                              13,175,000            13,175,000

     Accumulated deficit                                                    (13,622,000)          (14,026,000)
                                                                           ------------          ------------

        Total stockholders' deficit                                            (413,000)             (817,000)
                                                                           ------------          ------------

                                                                           $  3,881,000          $  3,820,000
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

(1) The April 30, 2000 amounts have been extracted from the Company's Annual Report on Form 10-K for the year ended April 30, 2000.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                Three Months Ended                 Six Months Ended
                                                                    October 31,                       October 31,
                                                                   -------------                  ------------------
                                                               2000              1999            2000             1999
                                                               ----              ----            ----             ----
Sales                                                      $ 3,709,000       $ 3,523,000       $ 7,614,000       $ 6,663,000

Costs and expenses:

     Cost of goods sold                                      3,115,000         3,054,000         6,382,000         5,837,000
     Selling, general and administrative                       283,000           236,000           532,000           451,000
     Depreciation                                               99,000           100,000           189,000           150,000
                                                           -----------       -----------       -----------       -----------
Operating  income                                              212,000           133,000           511,000           225,000

Other expenses:

     Interest expense                                          (47,000)          (84,000)         (103,000)         (170,000)
     Amortization of intangible assets                          (2,000)         (165,000)           (2,000)         (331,000)
                                                           -----------       -----------       -----------       -----------


Income (loss) before income taxes                              163,000          (116,000)          406,000          (276,000)
Provision for income taxes                                      (2,000)             --              (2,000)             --
                                                           -----------       -----------       -----------       -----------

Net  income (loss)                                         $   161,000       ($  116,000)      $   404,000       ($  276,000)
                                                           ===========       ===========       ===========       ===========



Net income (loss) per
  common share (basic ):                                   $       .05       ($      .03)      $       .12       ($      .08)
                                                           ===========       ===========       ===========       ===========

Net income (loss) per
  common share (diluted):                                  $       .03       ($      .03)      $       .08       ($      .08)
                                                           ===========       ===========       ===========       ===========

Weighted average number of
common shares outstanding:
     Basic                                                   3,401,000         3,401,000         3,401,000         3,401,000
                                                           ===========       ===========       ===========       ===========
     Diluted                                                 5,201,000         3,401,000         5,201,000         3,401,000
                                                           ===========       ===========       ===========       ===========



The accompanying notes to consolidated financial statements are an integral part of this statement.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        SIX MONTHS ENDED OCTOBER 31, 2000

                                   (UNAUDITED)


                                                            2000               1999
                                                            ----               ----
Cash flows from operating activities:

Net income (loss)                                        $   404,000       ($  276,000)

Adjustments to reconcile net income (loss) to cash provided by operations:

     Depreciation and amortization                           191,000           481,000

Changes in operating assets and liabilities:

     Trade and other receivables                              12,000            (9,000)
     Inventories                                              (3,000)           (1,000)
     Prepaid expenses                                          4,000            (9,000)
     Other assets                                              2,000             1,000
     Accounts payable                                       (347,000)          362,000
     Accrued liabilities                                     259,000          (264,000)
     Deferred rent                                           (10,000)          (10,000)
     Other liabilities                                       (54,000)           12,000
                                                         -----------       -----------

Cash provided by operations                                  458,000           287,000
                                                         -----------       -----------

Investing activities:
     Additions to fixed assets                               (76,000)       (1,209,000)
                                                         -----------       -----------

Net cash used in investing activities                        (76,000)       (1,209,000)
                                                         -----------       -----------

Financing activities:
     Borrowings                                                --              267,000
     Principal payments on borrowings                       (193,000)          (14,000)
                                                         -----------       -----------

Net cash provided by (used in) financing activities         (193,000)          253,000
                                                         -----------       -----------

Net increase (decrease) in cash                              189,000          (669,000)
Cash and cash equivalents at beginning of period             102,000         1,018,000
                                                         -----------       -----------

Cash and cash equivalents at end of period               $   291,000       $   349,000
                                                         ===========       ===========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
     Interest                                            $   103,000       $   120,000
                                                         ===========       ===========
     Income taxes                                        $     2,000       $      --
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

The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and article 10 of Regulation S-X and do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial position and results of operations. The results of operations for the six month period ended October 31, 2000 may not be indicative of the results that may be expected for the year ending April 30, 2001. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year-ended April 30, 2000.

EARNINGS PER SHARE

Subordinated convertible notes are convertible into common stock at a rate of $1 per share and thus have potential for dilution on earnings. The following table explains the effect of this on weighted average number of common shares outstanding.


                                                       Three months ended   Six months ended
                                                        October 31, 2000     October 31,2000
                                                        ----------------     ---------------
Net Income-basic                                            $  161,000          $  404,000
Add back interest expense from convertible note                 14,000              28,000
                                                            ----------          ----------

Net Income-diluted                                          $  175,000          $  432,000
                                                            ==========          ==========

Weighted Average outstanding common shares-basic             3,401,000           3,401,000
Shares issuable upon exercise of conversion                  1,800,000           1,800,000
                                                            ----------          ----------
Weighted Average outstanding common shares-diluted           5,201,000           5,201,000
                                                            ==========          ==========



Options to purchase common stock outstanding at October 31,2000 had exercise price greater than the average market price of common stock. These options were excluded from the respective computations of diluted earnings per share because their effect would be anti-dilutive.

ACCOUNTING PERIODS

The Company's restaurant operations are conducted through its wholly-owned subsidiary, Sea View Restaurants, Inc. ("Sea View"). The Company's consolidated financial statements for the three months and six months ended October 31, 2000 and 1999 include Sea View's operations for the twelve weeks and twenty-four weeks ended October 12, 2000 and October 14, 1999, respectively.

FIXED ASSETS


                                                      October 31, 2000      April 30, 2000
                                                      ----------------      --------------
Leasehold improvements                                    4,623,000             4,580,000
Furniture and equipment                                   2,060,000             2,027,000
                                                        -----------           -----------
                                                          6,683,000             6,607,000

Less accumulated depreciation and amortization           (3,765,000)           (3,576,000)
                                                        -----------           -----------
                                                        $ 2,918,000           $ 3,031,000
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

Total sales for the three months ended October 31, 2000 were $3,709,000 compared with $3,523,000 for the same period last year, an increase of $186,000 or 5.3%. For the six months ended October 31, 2000, total sales were $7,614,000 compared with $6,663,000 for the same period last year, an increase of $951,000 or 14.3%. During the three and six month periods ended October 31, 1999, construction of the renovations to the Registrant's Gladstone's restaurant temporarily caused a substantial decrease in seating capacity. The decline in revenues for the three and six month periods ended October 31, 1999 is attributable to that factor.

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

Cost of goods sold for the three months ended October 31, 2000 was $3,115,000, or, as a percentage of sales, 84.0% compared with $3,054,000, or, as a percentage of sales, 86.7% during the same period last year. Cost of goods sold for the six months ended October 31, 2000 was $6,382,000, or, as a percentage of sales, 83.8% compared with $5,837,000, or, as a percentage of sales, 87.6% during the same period last year.

The decrease in cost of goods sold as a percentage of sales is primarily attributable to the higher sales levels.Cost of goods sold will typically be slightly lower during the first and second quarters due to additional economies of scale that can be achieved with labor and certain other costs when sales levels are higher. For the fiscal year ended April 30, 2000, cost of goods sold, as a percentage of sales, was 88.9%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

For the three months ended October 31, 2000, selling, general and administrative expenses were $283,000 compared with $236,000 for the same period last year, an increase of $47,000 or 20.0%. For the six months ended October 31, 2000, selling, general and administrative expenses were $532,000 compared with $451,000 for the same period last year, an increase of $81,000 or 18.0%. The increase in selling, general and administrative expenses for the three and six month periods ended October 31, 2000 as compared to the comparable periods in the prior year is attributable to the Registrant's on going employee related legal matters.

OTHER INCOME AND EXPENSES
-------------------------

For the three and six months ended October 31, 2000, interest expense was $47,000 and $103,000, respectively. Interest expense for the three and six months ended October 31, 1999 was $84,000 and $170,000, respectively. The decrease in interest expense for the three and six month periods ended October 31, 2000, as compared to the comparable periods in the prior year, is attributable to the reduction in the outstanding balance of the letter of credit from $2,000,000 to $437,500.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

On March 30, 1999, the Registrant completed a $1,800,000 private offering of subordinated, convertible notes ("Subordinated Notes") to a limited number of existing shareholders of the Registrant who are "accredited investors" within the meaning of Regulation D promulgated under the Securities Act of 1933, as amended. The proceeds of the offering were used to retire existing indebtedness, and to finance the renovations at Gladstone's. The Subordinated Notes are immediately convertible into common stock of the Registrant at a rate of $1 per share, and pay interest at 5% per annum. The Registrant may pay interest on the Subordinated Notes in cash or in kind. The Subordinated Notes mature on March 30, 2003; provided, however, that the holders of the Subordinated Notes may elect to receive payment for fifty percent of the outstanding Subordinated Notes on March 30, 2002.

In addition in 1999,The Registrant has entered into an agreement for tenant improvement and equipment financing with Lyon Credit Corporation ("TI Facility"). The terms of the agreement provide for the extension of up to $1,089,000 of credit, to be repaid over a 5 year period with interest at the rate of 9.94%.This financing is secured by certain tenant improvements and equipment. At October 31, 2000, the balance due under the TI Facility was $897,000.

On June 16, 2000, the Registrant entered into a one year, $500,000 revolving line of credit agreement with U.S. Bank, with a temporary increase to $700,000 effective November 1, 2000, through March 31, 2001. The agreement provides for interest at prime plus 1% on all amounts borrowed, requires a commitment fee of 1/2%, and is secured by certain assets of the Registrant, including its license agreement with MCA for use of the name Gladstone's. It is also guaranteed by Sea View. The agreement requires the Registrant to comply with certain cash flow and liquidity covenants, and includes a 60 consecutive days out of debt requirement. The Registrant utilized $437,500 of the capacity of the revolving line of credit as collateral support for a letter of credit issued by U.S. Bank pursuant to the Concession Agreement. The letter of credit expires July 16,2001and requires a commitment fee of 2%. At October 31, 2000, the Registrant had no borrowings outstanding under the line of credit.

The Registrant is exploring various opportunities to expand its operations. The Registrant's ability to expand is subject to the availability of debt or equity financing on terms that are acceptable to the Registrant. There can be no assurance that such financing will be available.

Capital expenditures for the six months ended October 31, 2000 totaled $76,000.

On October 23, 2000, the Registrant extended the terms of the agreement with Gladstone's parking lot operator for fixed term of two years, from January 1, 2001, through and including December 21, 2002. In addition, during calendar year 2000 and during each year of the extended term of the agreement, upon request of the Registrant, parking lot operator shall loan to The Registrant an amount not to exceed $150,000 per year and to be paid back from parking lot income.

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

          None

Item 3.   Defaults Upon Senior Securities.
          -------------------------------

          None

Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

          On October 16, 2000, the Registrant held its annual stockholders' meeting. The stockholders voted on two proposals: the election of directors and ratification of Ernst & Young LLP as the Registrant's independent auditors.

          The stockholders elected the following individuals to serve as directors of the Registrant:

     1.   Alan Redhead: 2,771,841 (99.98%) votes for; 566 (.02%) withheld

     2.   J. Christopher Lewis: 2,771,833 (99.98%) votes for; 573 (.02%)
          withheld

     3.   Jefferson W. Asher, Jr.: 2,771,841 (99.98%) votes for; 566 (.02%)
          withheld

     4.   Richard P. Bermingham; 2,771,833 (99.98%) votes for; 573 (.02%)
          withheld

     5.   Robert L. Morrison; 2,771,841 (99.98%) votes for; 566 (.02%) withheld

          The stockholders voted in favor of a proposal to ratify the appointment of Ernst & Young LLP as the Registrant's independent auditors for the fiscal year ending April 30, 2001 (2,771,797 (99.98%) voted for the proposal; 134 (.01%) voted against the proposal, and 471 (.01%) abstained from voting on the proposal).

Item 5.   Other Information
          -----------------

          Not applicable.



Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

          (a) Exhibits

               10.78 - Amendment of Parking Management Agreement, dated as of October 23, 2000 between Seaview Restaurants, Inc., and Standard Parking, Inc.

               27    -  Financial data schedule

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

                                        California Beach Restaurants, Inc.
                                        (Registrant)



Dated:  December 13, 2000               By: /s/ Alan Redhead
                                            ------------------------------
                                            Alan Redhead
                                            Chief Executive Officer
                                            Chief Financial Officer

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES


INDEX TO EXHIBITS


ITEM
NUMBER           DESCRIPTION
------           -----------

10.78 Amendment of Parking Management Agreement, dated as of October 31, 2000,between Seaview Restaurants, Inc., and Standard Parking, Inc. and related documents. (A)

27           Financial data schedule (A)


(A)          FILED HEREWITH ELECTRONICALLY