Form 10-Q
period 2001-01-31
CALIFORNIA BEACH RESTAURANTS INC
filed 2001-03-16
CIK 738274

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended       January 31, 2001
                                    ----------------------------

                                       OR

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from                   to
                                   -------------------  ------------------------


                         Commission file number 0-12226
                                                -------


                       CALIFORNIA BEACH RESTAURANTS, INC.
         --------------------------------------------------------------
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

                           Yes [X]          No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


                                                   Number of Shares Outstanding
            Class                                        at March 7, 2001
            -----                                       ------------------
Common Stock, $.01 par value                                 3,400,927

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                                JANUARY 31, 2001


                                      INDEX






Part I - FINANCIAL INFORMATION                                       Page Number
                                                                     -----------

    Item 1. Financial Statements (Unaudited)

            Consolidated Balance Sheets at January 31, 2001
            and April 30, 2000.................................................3

            Consolidated Statements of Operations for the
            Three Months Ended and Nine Months Ended
            January 31, 2001 and 2000..........................................5

            Consolidated Statements of Cash Flows for the
            Nine Months Ended January 31, 2001 and 2000........................6

            Notes to Consolidated Financial Statements.........................7

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations................................9

    Item 3. Quantitative and Qualitative Disclosures about Market Risk........12


Part II - OTHER INFORMATION

    Item 1. Legal Proceedings.................................................12

    Item 2. Changes in Securities and Use of Proceeds.........................12

    Item 3. Defaults Upon Senior Securities...................................13

    Item 4. Submission of Matters to a Vote of Security Holders...............13

    Item 5. Other Information.................................................13

    Item 6. Exhibits and Reports on Form 8-K..................................13


    Signature Page............................................................14

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                    January 31, 2001        April 30, 2000
                                                    ----------------        --------------
                                                       (Unaudited)                (1)
Current Assets:

     Cash                                              $   30,000            $  102,000
     Trade and other receivables                           45,000                77,000
     Inventories                                          214,000               219,000
     Prepaid expenses                                     237,000               220,000
                                                       ----------            ----------

       Total current assets                               526,000               618,000


Fixed Assets (at cost) - net of accumulated
     depreciation and amortization                      2,802,000             3,031,000




     Other assets                                         168,000               171,000
                                                       ----------            ----------

                                                       $3,496,000            $3,820,000
                                                       ==========            ==========




The accompanying notes to consolidated financial statements are an integral part of this statement.


(1) The April 30, 2000 amounts have been extracted from the Company's Annual Report on Form 10-K for the year ended April 30, 2000.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                    January 31, 2001          April 30, 2000
                                                                    ----------------          --------------
                                                                       (Unaudited)                  (1)
Current Liabilities:

     Accounts payable                                                 $    370,000             $    658,000
     Accrued liabilities                                                   893,000                  626,000
      Current portion of note payable                                      202,000                  188,000
      Revolving Line of credit -related party                                 --                    100,000
                                                                      ------------             ------------

       Total current liabilities                                         1,465,000                1,572,000

     Note payable, less current portion                                    638,000                  800,000
     Subordinated convertible notes                                      1,800,000                1,800,000
     Deferred rent                                                         366,000                  383,000
     Other liabilities                                                      26,000                   82,000


Stockholders' (Deficit):

     Common stock, $.01 par value, authorized
     25,000,000 shares, issued and outstanding,
     3,401,000 shares at January 31, 2001 and
     at April 30, 2000                                                      34,000                   34,000


     Additional paid-in capital                                         13,175,000               13,175,000

     Accumulated deficit                                               (14,008,000)             (14,026,000)
                                                                      ------------             ------------

       Total stockholders' (deficit)                                      (799,000)                (817,000)
                                                                      ------------             ------------
                                                                      $  3,496,000             $  3,820,000
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


(1) The April 30, 2000 amounts have been extracted from the Company's Annual Report on Form 10-K for the year ended April 30, 2000.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                                 Three Months Ended                     Nine Months Ended
                                                                     January 31,                            January 31,
                                                           -------------------------------       -------------------------------
                                                               2001               2000               2001              2000
                                                           ------------       ------------       ------------       ------------

Sales                                                      $  3,346,000       $  3,595,000       $ 10,960,000       $ 10,258,000

Costs and expenses:

     Cost of goods sold                                       3,272,000          3,417,000          9,654,000          9,254,000
     Selling, general and administrative                        272,000            314,000            804,000            765,000
     Depreciation                                               137,000            136,000            326,000            286,000
                                                           ------------       ------------       ------------       ------------
                                                               (335,000)          (272,000)           176,000            (47,000)

Other expenses:

     Interest expense                                           (49,000)           (49,000)          (152,000)          (219,000)
     Amortization of intangible assets                           (1,000)          (218,000)            (3,000)          (549,000)
                                                           ------------       ------------       ------------       ------------


Income (loss) before income taxes                              (385,000)          (539,000)            21,000           (815,000)
Provision for income taxes                                       (1,000)              --               (3,000)              --
                                                           ------------       ------------       ------------       ------------

Net Income (loss)                                          $   (386,000)      $   (539,000)      $     18,000       $   (815,000)
                                                           ============       ============       ============       ============



Net Income (loss) per common share:
     Basic                                                 $     ( .11)       $     ( .16)       $        .01       $       (.24)
                                                           ============       ============       ============       ============
     Diluted                                               $     ( .11)       $     ( .16)       $        .00       $       (.24)
                                                           ============       ============       ============       ============



Weighted average number of common shares outstanding:
     Basic                                                    3,401,000          3,401,000          3,401,000          3,401,000
                                                           ============       ============       ============       ============
     Diluted                                                  3,401,000          3,401,000          5,201,000          3,401,000
                                                           ============       ============       ============       ============


The accompanying notes to consolidated financial statements are an integral part of this statement.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          NINE MONTHS ENDED JANUARY 31,

                                   (UNAUDITED)

                                                             2001              2000
                                                         -----------       -----------
Cash flows from operating activities:

Net Income                                               $    18,000       $  (815,000)
Adjustments to reconcile net income (loss)
to cash provided by (used in)operations:
     Depreciation and amortization                           329,000           835,000
Changes in operating assets and liabilities:
     Trade and other receivables                              32,000             9,000
     Inventories                                               5,000              --
     Prepaid expenses                                        (17,000)           28,000
     Other assets                                              3,000             3,000
     Accounts payable                                       (288,000)          181,000
      Accrued liabilities                                    267,000          (299,000)
Deferred rent                                                (17,000)          (17,000)
     Other liabilities                                       (56,000)          (54,000)
                                                         -----------       -----------

Cash provided by (used in) operations                        276,000          (129,000)
                                                         -----------       -----------

Investing activities:
     Additions to fixed assets                               (97,000)       (1,290,000)
                                                         -----------       -----------

 Net cash used in investing activities                       (97,000)       (1,290,000)
                                                         -----------       -----------

Financing activities:

      Borrowings                                                --             529,000
      Principal payments on borrowings                      (251,000)          (66,000)
                                                         -----------       -----------

Net cash provided by (used in) financing activities         (251,000)          463,000
                                                         -----------       -----------

Net (decrease) increase in cash                              (72,000)         (956,000)
Cash at beginning of period                                  102,000         1,018,000
                                                         -----------       -----------

Cash at end of period                                    $    30,000       $    62,000
                                                         ===========       ===========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
     Interest                                            $    78,000       $   146,000
                                                         ===========       ===========
     Income taxes                                        $      --         $      --
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

The unaudited consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial position and results of operations. The results of operations for the Three and nine month periods ended January 31, 2001 may not be indicative of the results that may be expected for the year ending April 30, 2001. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year-ended April 30, 2000.


ACCOUNTING PERIODS

The Company's restaurant operations are conducted through its wholly-owned subsidiary, Sea View Restaurants, Inc. ("Sea View"). The Company's consolidated financial statements for the three months and nine months ended, for each of January 31, 2001 and 2000 include Sea View's operations for the sixteen weeks and forty weeks ended, for each of February 1, 2001 and February 3, 2000, respectively.


FIXED ASSETS


                                                  January 31, 2001   April 30, 2000
                                                  ----------------   --------------
Leasehold improvements                              $ 4,632,000       $ 4,580,000
Furniture and equipment                               2,072,000         2,027,000
                                                    -----------       -----------

                                                      6,704,000         6,607,000
Less accumulated depreciation and amortization       (3,902,000)       (3,576,000)
                                                    -----------       -----------
                                                    $ 2,802,000       $ 3,031,000
                                                    ===========       ===========

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

LINE OF CREDIT

On June 16, 2000, the Registrant entered into an amendment to extend for one year its , $500,000 revolving line of credit agreement with US Bank. The agreement provides for interest at prime plus 1% on all amounts borrowed, requires a commitment fee of 1/2% on all unborrowed amounts, and is secured by certain assets of the Registrant, including its license agreement with MCA for use of the name Gladstone's. It is also guaranteed by Sea View. The agreement requires the Registrant to comply with certain cash flow and liquidity covenants, and includes a 60 consecutive days out of debt requirement. The Registrant utilized $437,500 of the capacity of the revolving line of credit as collateral support for a letter of credit issued by US Bank pursuant to the Concession Agreement. The letter of credit expires on July 6, 2001.

This agreement also provides a temporary bulge in the terms of the revolving line of credit agreement to provide for a $200,000 increase in the maximum amount of the line of credit from $500,000 to $700,000. The additional $200,000 of available borrowing capacity will be available to the Registrant during the period November 1, 2000 through March 31, 2001 only, after which the line of credit will revert to its original $500,000 borrowing limit.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS


RESTAURANT REVENUES

Restaurant operations include the results of Gladstone's 4 Fish ("Gladstone's") in Pacific Palisades, California and RJ's - Beverly Hills in Beverly Hills, California.

Total sales for the three months ended January 31, 2001 were $3,346,000 compared with $3,595,000 for the same period last year, a decrease of $249,000 or 6.9%. For the nine months ended January 31, 2001, total sales were $10,960,000 compared with $10,258,000 for the same period last year, an increase of $702,000 or 6.8%.

The Registrant believes that the decrease in sales at Gladstone's for the three months ended January 31, 2001 as compared to the comparable period in the prior year is the result of ongoing construction of a sewer line on Pacific Coast highway in Santa Monica.



COST OF GOODS SOLD

Cost of goods sold includes all food, beverages, liquor, direct labor and other operating expenses, including rent, of the Registrant's restaurant operations.

Cost of goods sold for the three months ended January 31, 2001 was $3,272,000 or 97.8%, as a percentage of sales, compared with $3,417,000 or 95.0%, as a percentage of sales, during the same period last year. The change is a result of the increase in fixed costs (rent,utilities,taxes,and insurances) as a percentage of sales.

Cost of goods sold for the nine months ended January 31, 2001 was $9,654,000 or
88. 1%, as a percentage of sales, compared with $9,254,000, or 90.2%, as a percentage of sales, during the same period last year. The change is due to decrease in fixed costs (rent, utilities , taxes and insurances) as a percentage of sales.

CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES




SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended January 31, 2001, selling, general and administrative expenses were $272,000 compared with $314,000 for the same period in the prior year, a decrease of $42,000, or 13.4%. The elimination of separate position as chief financial officer, and implementation of certain strategies are the primary cause of the decrease.

For the nine months ended January 31, 2001, selling, general and administrative expenses were $804,000 compared with $765,000 for the comparable period in the previous year, an increase of $39,000, or 5.1%.The increase is the results of Registrant ongoing litigation expenses.


DEPRECIATION/AMORTIZATION OF INTANGIBLE ASSETS

For the three months and nine months ended January 31, 2001, depreciation expense was $137,000 and $326,000, respectively, compared with $136,000 and $286,000, respectively, for the same periods last year.Amortization expense relates completely to the Registrant's Goodwill and other intangible assets. In April of Fiscal 2000, goodwill was fully amortized.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES


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

The Registrant has entered into an agreement for tenant improvement and equipment financing with Lyon Credit Corporation ("TI Facility"). The terms of the agreement provide for the extension of up to $1,089,000 of credit, to be repaid over a 5 year period with interest at the rate of the yield to maturity of the five year Treasury Note plus 4 percent (9.94%at January 31,2001).This financing is secured by certain tenant improvements and equipment. At January 31, 2001, the balance due under the TI Facility was $840,000.

On June 16, 2000, the Registrant entered into an amendment to extend for one year its $500,000 revolving line of credit agreement with US Bank ("Line of Credit"). The agreement provides for interest at prime plus 1% on all amounts borrowed, requires a commitment fee of 1/2%on all unborrowed amounts, and is secured by certain assets of the Registrant, including its license agreement with MCA for use of the name Gladstone's. It is also guaranteed by Sea View. The agreement requires the Registrant to comply with certain cash flow and liquidity covenants, and includes a 60 consecutive days out of debt requirement. The Registrant utilized $437,500 of the capacity of the revolving line of credit as collateral support for a letter of credit issued by US Bank pursuant to the Concession Agreement. The letter of credit expires on July 6, 2001 and requires a commitment fee of 1%. This agreement also provides a temporary bulge in the terms of the revolving line of credit agreement to provide for a $200,000 increase in the maximum amount of the line of credit from $500,000 to $700,000. The additional $200,000 of available borrowing capacity will be available to the Registrant during the period November 1, 2000 through March 31, 2001 only, after which the line of credit will revert to its original $500,000 borrowing limit.

The Registrant is exploring various opportunities to expand its operations. The Registrant's ability to expand is subject to the availability of debt or equity financing on terms that are acceptable to the Registrant. There can be no assurance that such financing will be available. The Registrant believes it will have sufficient funds form operations and borrowings to meet its anticipated requirements for working capital and capital expenditures during the next twelve months.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES


SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, certain statements in this Form 10-Q, including statements in this Item are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Registrant, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Registrant's ability to secure adequate debt or equity financing in order to comply with the terms of the Gladstone's Concession Agreement, including the maintenance of a letter of credit, the Registrant's ability to generate an operating profit based on the terms of the Gladstone's Concession Agreement;; that its principal source of cash is funds generated from operations; that restaurants historically have represented a high risk investment in a very competitive industry; general and local economic conditions, which can, among other things, impact tourism, consumer spending and restaurant revenues; weather and natural disasters, such as earthquakes and fires, which can impact sales at the Registrant's restaurants; quality of management; changes in, or the failure to comply with, governmental regulations; unexpected increases in the cost of key food products, labor and other operating expenses in connection with the Registrant's business; and other factors referenced in this Form 10-Q and the Registrant's other filings with the Securities and Exchange Commission.


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


           (a)  Reports on Form 8-K

                None

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES


                                  Signature(s)


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                California Beach Restaurants, Inc. (Registrant)



Dated:  March 15, 2001          By: /s/ Alan Redhead
                                    --------------------------------------------
                                      Alan Redhead
                                      Chief Executive Officer
                                      Chief Financial Officer

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS


Item
Number   Description
------   -----------
         None