Form 10-K
period 2001-04-30
CALIFORNIA BEACH RESTAURANTS INC
filed 2001-07-30
CIK 738274

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2001

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File No. 0-12226

CALIFORNIA BEACH RESTAURANTS, INC.
(Exact name of registrant as specified in its charter)

California	95-2693503

(state or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

17383 Sunset Boulevard, Suite 140 Pacific Palisades, California	90272

(Address of principal executive office)	(Zip Code)

Registrant’s telephone number: (310) 459-9676

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

Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant based upon the average bid price in the over-the-counter market on July 11, 2001 ($0.20) was approximately $37,219.

The number of outstanding shares of the Registrant’s Common Stock as of July 5, 2001 was 3,400,930.

Documents incorporated by reference: the definitive Proxy Statement of the Registrant for the 2001 annual meeting of shareholders (Part III to the extent described herein), or if such Proxy Statement is not filed within 120 days of the Registrant’s fiscal year end, such information will be included in an amendment to this Form 10-K filed within such timeframe.

PART I

Item 1 BUSINESS

General

     California Beach Restaurants, Inc., (“Registrant” or “Company”), was organized under the laws of the State of California in April 1971. The Registrant is currently engaged in one line of business, the ownership and operation of restaurants, including Gladstone’s 4 Fish (“Gladstone’s”) in Pacific Palisades, California and RJ’s — Beverly Hills (“RJ’s”) in Beverly Hills, California.

Restaurant Operations — Concept and Menu

     The Registrant owns and operates the following restaurants through its wholly-owned subsidiary, Sea View Restaurants, Inc. (“Sea View”):

     Gladstone’s 4 Fish. Gladstone’s is one of Southern California’s best known fresh seafood restaurants. In 1972, the original Gladstone’s was opened as a small, 80-seat establishment in Santa Monica Canyon near the Pacific Ocean in Santa Monica, California. In 1981, Gladstone’s was moved to its present location on the beach at the intersection of Sunset Boulevard and Pacific Coast Highway in Pacific Palisades, California. Based on restaurant industry surveys, Gladstone’s is one of the top grossing restaurants in America. The 10,000 square foot interior of Gladstone’s seats approximately 400, while the outside deck has a seating capacity of approximately 300 in a 6,000 square foot area. Gladstone’s is open 365 days a year for lunch and dinner. Breakfast is served on weekends. The Registrant completed construction of substantial improvements to its Gladstone’s restaurant in October 1999. The improvements, including the outside deck, have enhanced the dining accommodations.

     Gladstone’s offers an extensive menu specializing in fresh fish and shellfish. Gladstone’s strives to purchase only the finest seafood products including, live Maine lobster, premium Alaskan red king crab, western Australian lobster tails and Mexican shrimp as well as the freshest fish available. Typical fresh fish on the menu include salmon, swordfish, catfish, ahi tuna, petrale sole, pacific red snapper, halibut and mahi-mahi. Gladstone’s menu also includes a large number of salads, pasta dishes and sandwiches in addition to its extensive fresh fish and shellfish items.

     Sandwich and salad prices begin at $9.99, with dinner entrees beginning at $17.45. A typical dinner entree includes soup or salad, hot sourdough bread, fresh vegetable and rice or potato. Gladstone’s average check, including beverages and desserts, is approximately $24.21. Gladstone’s portion sizes are very large and food that cannot be finished is wrapped in a gold foil animal “sculpture.” The gold foil, which is manufactured specially for Gladstone’s, is a signature element of the restaurant. Gladstone’s is also well known for the full barrels of peanuts that are always available free of charge to guests and free “mile-high” cake for all birthday and anniversary celebrations.

     RJ’s — Beverly Hills. RJ’s is located at 252 N. Beverly Drive, Beverly Hills, California. RJ’s was opened in 1979 and emphasizes its extensive salad bar, barbecued ribs and chicken, library bar and antique ceiling fans to create an attractive, casual dining atmosphere in the heart of Beverly Hills. RJ’s is open for lunch and dinner from Monday through Saturday and dinner only on Sunday. The restaurant occupies approximately 7,500 square feet with seating capacity of approximately 260.

     RJ’s menu specializes in classic American food. RJ’s signature items include barbecued beef and baby back pork ribs and a very extensive salad bar. RJ’s menu also includes a wide selection of sandwiches and salads. Sandwich and salad pricing begins at $8.75 with dinner entrees starting at $13.99. RJ’s average check is approximately $18.56. As with Gladstone’s, portion sizes are very generous and waitstaff are trained to wrap all leftovers in signature gold foil animal sculptures.

Restaurant Operations — Gladstone’s Concession Agreement

     Sea View operates Gladstone’s pursuant to a 20-year concession agreement with the County of Los Angeles (“County”) that commenced November 1, 1997 (“Concession Agreement”) following the expiration of its prior agreement. During February 1999, the Concession Agreement was amended. The Concession Agreement, as amended, obligates Sea View to pay minimum annual rental payments of $1,750,000 to the County. Percentage rents based on 10% of food sales and 12% of the combined sales of alcoholic beverages, merchandise and parking lot revenue are payable to the extent that such percentage rents exceed the minimum annual rents. In addition to minimum annual rent and percentage rent, Sea View is required to pay “Supplemental Rent” to the County equal to the sum of $15,000 per year plus 1% of the excess of Gladstone’s gross annual revenues over $14,000,000. The Registrant records rent expense on a straight line basis over the life of the agreement. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The agreement also requires Sea View to post a letter of credit equal to three months minimum rent ($437,500) and to maintain certain net worth levels.

     The terms of the Concession Agreement afford the County the opportunity to conduct a valuation of the Gladstone’s Pacific Palisades operations (“Concession”), at any time during the first 150 months of the Concession Agreement (commencing November 1, 1997) in the event of a sale of Gladstone’s or 100% of the stock of Sea View or the Registrant, or at any time between the beginning of the 79th month and the end of the 150th month of the Concession Agreement. If the County elects to conduct a valuation, Sea View must thereafter pay the greater of (1) the Supplemental Rent Payments, or (2) an amount determined by amortizing the greater of 5% of the gross Concession value or 20% of the net Concession value (as determined pursuant to the Concession Agreement), less the aggregate amount of Supplemental Rent Payments paid through the date of the valuation, using an interest rate of 9% and equal payments of principal and interest, over the remaining term of the Concession Agreement.

Restaurant Operations — Marketing

     Both of the Registrant’s restaurants focus on the casual segment of the upper-end dinner house market. Management believes that its restaurants’ reputation, developed over many years, of providing guests with unique dining experience has been the most effective approach to attracting and retaining business. By focusing its resources on providing superior service and value, Gladstone’s and RJ’s have primarily relied on word of mouth to attract new business.

     The restaurants have also developed unique promotions that are repeated on an annual basis. For example, both Gladstone’s and RJ’s have a special Christmas day promotion whereby each guest that dines in the restaurant on that day receives a gift certificate for the amount of their Christmas day food purchase. Additionally, Gladstone’s has developed promotions tied to specific products such as Sockeye Salmonfest during July and Lobsterfest in October. During these promotions, which have run for several years, Gladstone’s reduces menu prices and adds numerous daily menu specials related to the featured product. On a weekly basis, Gladstone’s features special lobster prices each Thursday and special crab prices each Friday. The Registrant uses print and radio advertising from time to time to support its promotions.

     Gladstone’s also has developed other unique programs that are a key element of its marketing plan. Placemats used at each table are printed daily, allowing guests that have made a reservation to print a unique message such as welcoming a special friend, announcing the celebration of a birthday, anniversary or other special occasion. Guests are encouraged to take a placemat home as a reminder of their special experience at Gladstone’s. An electronic message board is located in the front of the restaurant that is also used to welcome guests with special messages. All special occasions are also celebrated with a free picture that is placed in a customized photo sleeve to serve as a reminder of the special experience at Gladstone’s.

Restaurant Operations — Purchasing

     The Registrant’s senior management establishes general purchasing guidelines. The Registrant continuously seeks to obtain quality menu ingredients and other supplies from reliable sources at competitive prices. From time to time the Registrant will negotiate contract purchases to insure product availability and to reduce short-term exposure to price fluctuations. Management believes that all essential food and beverage products are available from several qualified suppliers.

Government Regulations

     The Registrant is subject to various federal, state and local laws affecting its business. Each restaurant is subject to licensing and regulation by a number of governmental authorities, including alcoholic beverage control, and coastal development, health, safety and fire agencies. The Registrant has not experienced problems in obtaining or renewing required permits or licenses. The failure to receive or retain, or a delay in obtaining any significant license or permit could adversely impact the Registrant’s operations.

     Alcoholic beverage control regulations require that each restaurant apply to a state authority for a license or permit to sell alcoholic beverages on the premises. Licenses must be renewed annually and may be revoked or suspended, for cause, at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operation of each restaurant, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing and storage and dispensing of alcoholic beverages. Failure by the Registrant to retain its liquor license could adversely impact the Registrant’s operations.

     Various federal and state labor laws govern the Registrant’s relationship with its employees, including such matters as minimum wage requirements, overtime and other working conditions. Significant additional increases in minimum wage, mandated paid leaves of absence or mandated universal health benefits could adversely impact the Registrant.

License Agreement

     Gladstone’s/Universal City — In 1992 the Registrant entered into a license agreement with MCA Development Venture Two (“MCADVT”), an affiliate of Universal Studios, Inc., which permits MCADVT to use the Gladstone’s 4 Fish name and trademarks at a restaurant in their CityWalk development located in Universal City, California in exchange for a license fee of .8% of the restaurant’s gross receipts during such use. The Gladstone’s 4 Fish restaurant at CityWalk opened in May 1993. Fees received pursuant to this agreement during fiscal 2001, 2000, and 1999 were approximately $74,000, $66,000,and $71,000, respectively.

Trademarks

     The Registrant and/or Sea View has registered several of its marks relating to the operation of Gladstone’s and R.J.’s as trademarks and service marks and regards such marks as having significant value and as being an important factor in the marketing of its restaurants.

Competition

     The Registrant’s restaurants compete with a wide variety of restaurants, ranging from national and regional restaurant chains to locally owned restaurants. Restaurants historically have represented a high-risk investment in a very competitive industry. Many of the Registrant’s competitors have significantly greater financial resources than the Registrant. The restaurant business is often affected by changes in consumer tastes and discretionary spending patterns, national and regional economic conditions, demographic trends, consumer confidence in the economy, traffic patterns and the type, number and location of competing restaurants. Any change in these factors could adversely impact the Registrant. Management believes that the Registrant’s restaurants are comparable in quality, and in many cases superior, to competing restaurants. There is no assurance that the Registrant’s restaurants will be able to compete successfully with other restaurants in their respective areas.

Employees

     The Registrant has approximately 260 employees in restaurant operations. The Registrant believes that its working conditions and compensation packages are competitive with those offered by its competitors and considers relations with its employees to be good.

Seasonality

     The Registrant’s restaurant business is seasonal due to Gladstone’s location on the beach in Pacific Palisades, California. As a result, sales and operating profits are higher during the summer months.

Item 2 PROPERTIES

     Gladstone’s Lease. The current concession agreement for the restaurant provides for rent based on 10% of sales of food and non-alcoholic beverages and 12% of the sales of alcoholic beverages, merchandise, and parking lot revenue, with an annual minimum rent of $1,750,000 and annual supplemental rent of $15,000 plus 1% of Gladstone’s Pacific Palisades annual gross revenue in excess of $14,000,000, and 1% of parking lot revenue in excess of $680,000. Rent paid under the current restaurant lease for fiscal 2001 was approximately $1,765,000, representing approximately 14.3% of the restaurant’s sales.

     R.J.’s Lease. In December 1994, the Registrant negotiated an amended and restated lease for RJ’s. The amended lease expires in December 2004 subject to a non-guaranteed extension period of five years. The amended lease provides for monthly rental payments of $13,034 through December 2000. In January 2001 it was adjusted to monthly lease payments of $14,028 based on Consumer Price Index changes. Rent paid in fiscal, 2001 was $161,376.

     Executive Office. The Registrant occupies approximately 2,000 square feet of office space in Pacific Palisades, pursuant to a lease that expires in September 2002 and provides for current monthly rental payments of approximately $4,069. The lease agreement includes an option to extend the term of the lease for an additional five years.

Item 3 LEGAL PROCEEDINGS

     The Registrant is involved in litigation and threatened litigation arising in the ordinary course of business. Management of the Registrant does not believe that resolution of any such matters will have a material adverse effect on its business.

Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Registrant’s stockholders during the fourth quarter of the fiscal year ended April 30, 2001.

PART II

Item 5 MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The shares of Registrant’s common stock are listed on the OTC Bulletin Board under the symbol “CBHR”.

     Market price information for the Registrant’s common stock listed below is taken from the OTC Bulletin Board.

	Bid Price

	High	Low

Fiscal 2000

First Quarter	.05	.05

Second Quarter	2.00	.05

Third Quarter	2.00	.05

Fourth Quarter	6.00	.05

Fiscal 2001

First Quarter	4.00	.13

Second Quarter	3.00	.28

Third Quarter	.88	.25

Fourth Quarter	.31	.31

	Bid Price

	High	Low

Fiscal 2002

First Quarter (through 7/15/01)	.25	.20

     At July 20, 2001, the Registrant had approximately 870 shareholders of record.

     Convertible Notes On March 30, 1999, the Registrant completed a private offering of $1,800,000 of subordinated, convertible notes (“Subordinated Notes”) to a limited number of existing shareholders of the Registrant who are “accredited investors” within the meaning of Regulation D promulgated under the Securities Act of 1933, as amended. The proceeds of the offering were used to retire existing indebtedness to Outside LLC (as defined herein), and to finance the renovations at Gladstone’s. The Subordinated Notes are immediately convertible into common stock of the Registrant at a rate of $1 per share, and pay interest at 5% per annum. The Registrant may pay interest on the Subordinated Notes in cash or in kind. All interest due as of March 30, 2001 was paid in kind by issuing a note with identical terms to the Subordinated Notes. The Subordinated Notes mature on March 30, 2003; however, the holders of the Subordinated Notes may elect to receive payment for fifty percent of the outstanding Subordinated Notes on March 30, 2002 to the extent debt outstanding to Lyon Credit Corporation (Senior Debt) has been paid in full. The payment of the principal and interest on the Subordinated Notes is junior and subordinate to the prior payment in full of all indebtedness of the Company to Lyon Credit Corporation.

     Dividends The Registrant has not paid a dividend on its common stock since fiscal 1985. The Registrant presently intends to retain any earnings to repay indebtedness and finance its operations and does not anticipate declaring cash dividends in the foreseeable future.

Item 6 SELECTED FINANCIAL DATA

     The following table sets forth the selected financial data and operating data for the five years ended April 30, 2001 and is derived from the audited consolidated financial statements of the Registrant. The consolidated financial data in the following table is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other financial and statistical information included elsewhere in this Form 10-K.

	Years ended April 30,

	2001	2000	1999	1998	1997

	(in thousands, except per share amounts)
Income Statement Data:

Sales	$14,021	$13,382	$13,687	$14,162	$15,164

Net Income (loss)	(127)	(921)	(680)	(1,420)	327

Net Income (loss) per common share:

Basic	(.04)	(.27)	(.20)	(.42)	.10

Diluted	(.04)	(.27)	(.20)	(.42)	.10

Balance Sheet Data:

	Years ended April 30,

	2001	2000	1999	1998	1997

	(in thousands, except per share amounts)

Total assets	$3,722	$3,820	$4,576	$3,321	$5,078

Long-term debt, net of current portion	$2,475	$2,600	$2,499	—	—

Item 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     The Registrant currently has operations in one business segment, the ownership and operation of restaurants. The Registrant’s restaurant operations are conducted through its wholly owned subsidiary, Sea View. Sea View’s fiscal year is the 52 or 53 week period ending on the Thursday closest to April 30. The fiscal year 2001 contained 53 weeks, and fiscal 2000 and 1999 each contained 52 weeks.

     The Registrant completed the construction of substantial improvements to its Gladstone’s restaurant in October 1999. The improvements have enhanced the dining accommodations available to Gladstone’s patrons. Construction of the improvements to Gladstone’s was performed while the restaurant remained open to the public; however, substantial, although temporary, declines in seating capacity attributable to such construction adversely affected sales during the first and second quarters of 2000.

Restaurant Operations

     Restaurant operations include the results of Gladstone’s 4 Fish in Pacific Palisades, California, and RJ’s — Beverly Hills in Beverly Hills, California.

     Total sales for the fiscal year ended April 30, 2001 were $14,021,000, an increase of $639,000 or 4.8% as compared to the year ended April 30, 2000. The Registrant’s Gladstone’s 4 Fish restaurant is located on the beach in Pacific Palisades, California and is dependent, to a certain extent, on favorable weather and tourism. Gladstone’s has a large outside deck overlooking the Pacific ocean, which is a very popular destination, but is only open as weather permits. Gladstone’s 4 Fish fiscal 2001 revenues were adversely affected by the inclement weather conditions in fourth quarter of fiscal 2001. The 1999 remodel caused a temporary reduction in seating capacity and a commensurate reduction in revenue in the first two quarters of fiscal 2000. The summer months typically result in higher sales due to Gladstone’s location on the beach.

     Total sales for the fiscal year ended April 30, 2000 were $13,382,000, a decrease of $305,000 or 2.2% as compared to the year ended April 30, 1999. Gladstone’s 4 Fish revenues were adversely affected during the first quarter of fiscal 1999 by inclement weather and road closures resulting from the “El Nino” storms. Additionally, during the fourth Quarter of fiscal 1999, the Registrant commenced construction of improvements to Gladstone’s causing a temporary reduction in seating capacity and a commensurate decrease in revenue. The above construction was also the main cause of the reduction in fiscal 2000 revenue for the first two quarters which are typically the highest volume of business.

     In May 1993, MCA Development, Inc.(“MCAD”) opened a Gladstone’s 4 Fish at its Citywalk project in Universal City, California pursuant to a license agreement between the Registrant and a subsidiary of MCAD. License fees for the fiscal years ended April 30, 2001, 2000 and 1999 were $74,000, $66,000 and $71,000, respectively.

Cost of Goods Sold

     Cost of goods sold includes all food, beverages, liquor, direct labor and other operating expenses, including rent, of the Registrant’s restaurant operations. Cost of goods sold, as a percentage of sales, for the fiscal year ended April 30, 2001 was 89.2% compared to 88.9% for fiscal 2000 and 87.1% for fiscal 1999.

     The cost of goods sold was $12,504,000 in fiscal 2001 as compared to $11,896,000 in fiscal 2000, an increase of $608,000 or 5.1%. The increase in cost of goods sold in fiscal 2001, as compared to fiscal 2000, as a percentage of sales, is the result of increased operating costs incurred during fiscal 2001, primarily related to increased labor costs resulting from the minimum wage increase effective January 1, 2001. Additional increases included management labor, worker’s compensation, payroll taxes, management bonus, and group medical insurance. Other costs effected were repair and maintenance, and utilities. Gladstone’s rent expense for the fiscal year ended April 30, 2001 was $1,744,000 as compared to $1,728,000 for the fiscal year ended April 30, 2000.

     Cost of goods sold was $11,896,000 in fiscal 2000 as compared to $11,928,000 in fiscal 1999, a decrease of $32,000 or 0.3%. Cost of goods sold, as a percentage of sales, for the fiscal year ended April 30, 2000 was 88.9% compared to 87.1% for fiscal 1999. The Registrant’s concerted effort to reduce costs resulted in the decline in the amount of cost of goods sold, as a percentage of sales, in fiscal 2000, as compared to fiscal 1999.

Selling, General and Administrative Expenses

     Selling, general and administrative expense for the year ended April 30, 2001, was $895,000 compared to $950,000 for the year ended April 30, 2000. As a percentage of sales selling, general and administrative expense was 6.4% for fiscal 2001, compared to 7.1% for fiscal 2000.

     Selling, general and administrative expense for the year ended April 30, 2001 decreased $55,000 or 5.8% as compared with the year ended April 30, 2000. The decrease is due to the Registrant’s continuing efforts to reduce such expenses, as well as combining Chief Financial Officer and Chief Executive Officer positions in April of 2000.

     Selling, general and administrative expense for the year ended April 30, 2000, was $950,000 compared to $956,000 for the year ended April 30, 1999. As a percentage of sales selling, general and administrative expense was 7.1% for fiscal 2000,compared to 7.0% for fiscal 1999.

Legal and Litigation Settlement

     Legal and litigation settlement expenses for the year ended April 30, 2001 increased by $68,000 or 90.1% as compared with the year ended April 30, 2000. The increase was associated with a general increase in outstanding legal matters.

     Legal and litigation settlement expenses for the year ended April 30, 2000 decreased by $29,000, or 27.9% as compared with the year ended April 30, 1999. The decrease is attributable to the Registrant’s utilization of in-house counsel for representation in certain matters and management of external counsel in other matters.

Interest Expense

     For the year ended April 30, 2001, the Registrant recorded interest expense of $173,000, net of interest income of $18,000. Interest expense was related primarily to the note payable with Lyon Credit, for the Gladstone’s remodel, and interest expense on the Subordinated convertible notes.

     For the year ended April 30, 2000, the Registrant recorded interest expense of $282,000, net of interest income of $7,000, primarily related to the note payable with Lyon Credit, for the Gladstone’s remodel, and interest expense on the Subordinated convertible notes.

     For the year ended April 30, 1999, the Registrant recorded interest expense of $303,000, net of interest income of $5,000, primarily related to the cost of maintaining the letter of credit required by the Concession Agreement and to the cost of the registrant’s revolving line of credit.

Depreciation/Amortization Expense

     For the years ended April 30, 2001, 2000 and 1999 depreciation expense was $426,000, $384,000 and $362,000, respectively. During the year ended April 30, 2000, the Registrant placed $1,507,000 of assets that were classified as construction in progress at April 30, 1999 into service, and also purchased an additional $1,332,000 of fixed assets, resulting in an increase in depreciation expense over prior years. This also resulted in increased depreciation during 2001. The assets placed in service pertain to the renovation of the Gladstone’s location completed in July of 1999. Amortization expense relates completely to the Registrant’s Goodwill and other intangible assets and approximated $714,000 per year for fiscal 2000 and fiscal 1999. In April of fiscal 2000 goodwill was fully amortized.

Income Tax Provision

     For the year ended April 30, 2001, 2000 and 1999 the Registrant recorded income tax expense of $3,000, $2,000 and $2,000, respectively.

Liquidity and Capital Resources

     On March 30, 1999, the Registrant completed a private offering of $1,800,000 of subordinated, convertible notes (“Subordinated Notes”) to a limited number of existing shareholders of the Registrant who are “accredited investors” within the meaning of Regulation D promulgated under the Securities Act of 1933, as amended. The proceeds of the offering were used to retire existing indebtedness to Outside LLC, an entity affiliated with one of the Company’s directors and principal shareholders, and to finance the renovations at Gladstone’s. The Subordinated Notes are immediately convertible into common stock of the Registrant at a rate of $1 per share, and pay interest at 5% per annum. The Registrant may pay interest on the Subordinated Notes in cash or in kind. The Subordinated Notes mature on March 30, 2003; provided, however, that the holders of the Subordinated Notes may elect to receive payment for fifty percent of the outstanding Subordinated Notes on March 30, 2002 to the extent debt outstanding to Lyon Credit Corporation has been paid in full. The payment of the principal and interest on the Subordinated Notes is junior and subordinate to the prior payment in full of all indebtedness of the Company to Lyon Credit Corporation.

     The Registrant has entered into an agreement for tenant improvement and equipment financing with Lyon Credit Corporation (“TI Facility”) of $1,089,000 to be repaid over a 5 year period with interest at the rate of 9.94%. At April 30, 2001, the balance due under the TI Facility was $792,000.

     On June 16, 2000, the Company entered into a one year, $500,000 revolving line of credit agreement with U.S. Bank (formerly Santa Monica Bank). The agreement provides for interest at prime plus 1% on all amounts borrowed, requires a commitment fee of 1/2%, and is secured by certain assets of the Company, including its license agreement with MCA for use of the name Gladstone’s. It is also guaranteed by Sea View. The agreement requires the Company to comply with certain cash flow and liquidity covenants, and includes a 60 consecutive days out of debt requirement. The Company utilized $437,500 of the capacity of the revolving line of credit as collateral support for a letter of credit issued by U.S. Bank pursuant to the Concession Agreement. The letter of credit was to expire on July 6, 2001, and subsequently has been renewed until September 15, 2002.

     On March 26, 2001, the Company and U.S. Bank amended the terms of the revolving line of credit agreement to provide for an increase of $200,000 from $500,000 to $700,000. The additional $200,000 of available borrowing capacity will be available to the Company during the period November 1, 2000 through May 31, 2001 only, after which the line of credit will revert to its original $500,000 borrowing limit. At April 30, 2001, $62,500 of borrowings were outstanding under the line of credit. The line of credit expires on September 15, 2002.

     On October 23, 2000, the Registrant extended the terms of the agreement with Gladstone’s parking lot operator called Standard Parking for fixed term of two years, from January 1, 2001 through and including December 21, 2002. In addition, commencing in 2000 and during each year of the extended term of the agreement, upon request of the Registrant, the parking lot operator shall loan (“Annual Loan”) to the Registrant an amount not to exceed $150,000 per year, to be paid back from parking lot income. The Annual Loan to Registrant shall not be advanced prior to November 1 nor later than December 31 of any calendar year. The Annual Loan to the Registrant, plus interest at the prime rate of interest as published in The Wall Street Journal as of the date the Annual Loan is made, shall be repaid to Standard Parking by July 31, of the calendar year immediately following the calendar year in which the loan is made. As of April 30, 2001 Registrant owed $120,000 to Standard Parking pursuant to the Annual Loan.

     On March 22, 2000, Sea View entered into a four-month, $250,000 line of credit agreement with Space Partners, an entity affiliated with one of the Registrant’s principal stockholders and with a member of its board of directors. This agreement provided for interest of 10% on all amounts borrowed, required a commitment fee of $2,500 and was guaranteed by the Registrant. Interest expense associated with the agreement totaled $1,666 for fiscal year 2000. At April 30, 2000 the outstanding balance was $100,000 which was paid down in fiscal 2001. There were no borrowings in fiscal 2001 from Space Partners.

     Capital expenditures for the years ended April 30, 2001, 2000, and 1999 totaled approximately $192,000, $1,332,000, and $1,498,000 respectively. The registrant has no significant commitments for capital expenditures in fiscal 2002.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Except for the historical information contained herein, certain statements in this Form 10-K, including statements in this Item and in “Business” are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Registrant, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Registrant’s ability to secure adequate debt or equity financing in order to comply with the terms of the Concession Agreement; the Registrant’s ability to generate an operating profit based on the terms of the Concession Agreement; that its principal source of cash is funds generated from operations and outside financings; that restaurants historically have represented a high risk investment in a very competitive industry; general and local economic conditions, which can, among other things, impact tourism, consumer spending and restaurant revenues; weather and natural disasters, such as earthquakes and fires, which can impact sales at the Registrant’s restaurants; quality of management; changes in, or the failure to comply with, governmental regulations; unexpected increases in the cost of key food products, labor and other operating expenses in connection with the Registrant’s business; and other factors referenced in this Form 10-K and the Registrant’s other filings with the SEC.

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

Item 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

Item 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning directors and executive officers is incorporated herein by reference from the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s 2001 Proxy Statement, or if such Proxy Statement is not filed within 120 days of the Registrant’s fiscal year end, such information will be included in an amendment to this Form 10-K filed within such timeframe.

Item 11 EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated herein by reference from the section entitled “Executive Compensation” in the Registrant’s 2001 Proxy Statement, or if such Proxy Statement is not filed within 120 days of the Registrant’s fiscal year end, such information will be included in an amendment to this Form 10-K filed within such timeframe.

Item 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Registrant’s 2001 Proxy Statement, or if such Proxy Statement is not filed within 120 days of the Registrant’s fiscal year end, such information will be included in an amendment to this Form 10-K filed within such timeframe.

Item 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions is incorporated herein by reference from the section entitled “Certain Relationships and Related Transactions” in the Registrant’s 2001 Proxy Statement, or if such Proxy Statement is not filed within 120 days of the Registrant’s fiscal year end, such information will be included in an amendment to this Form 10-K filed within such timeframe.

PART IV

Item 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1) Financial Statements

(2)	Financial Statement Schedules

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

Report of Independent Auditors

Board of Directors and Shareholders
California Beach Restaurants, Inc.

     We have audited the accompanying consolidated balance sheets of California Beach Restaurants, Inc. and subsidiaries as of April 30, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended April 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of California Beach Restaurants, Inc. and subsidiaries at April 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2001, in conformity with accounting principles generally accepted in the United States.

/S/ ERNST & YOUNG LLP

Los Angeles, California
June 20, 2001

California Beach Restaurants, Inc. and Subsidiaries

Consolidated Balance Sheets

	April 30

	2001	2000

Assets

Current assets:

Cash	$221,000	$102,000

Trade and other receivables	42,000	77,000

Inventories	231,000	219,000

Prepaid expenses	265,000	220,000

Total current assets	759,000	618,000

Fixed assets, net of accumulated depreciation and amortization	2,797,000	3,031,000

Other assets	166,000	171,000

Total assets	$3,722,000	$3,820,000

Liabilities and stockholders’ equity (deficit)

Current liabilities:

Accounts payable	$666,000	$658,000

Accrued liabilities	885,000	626,000

Current portion of note payable	207,000	188,000

Notes payable — related party	—	100,000

Revolving line of credit — bank	63,000	--

Total current liabilities	1,821,000	1,572,000

Note payable, less current portion	585,000	800,000

Subordinated convertible notes	1,890,000	1,800,000

Deferred rent	361,000	383,000

Other liabilities	9,000	82,000

Stockholders’ equity (deficit):

Preferred stock, no par value, authorized 1,818,755 shares, none issued and outstanding at April 30, 2001 and 2000	—	--

Common stock, $.01 par value, authorized 25,000,000 shares, issued and outstanding 3,401,000 shares at April 30, 2001 and 2000	34,000	34,000

Additional paid-in capital	13,175,000	13,175,000

Accumulated deficit	(14,153,000)	(14,026,000)

Total stockholders’ equity (deficit)	(944,000)	(817,000)

Total liabilities and stockholders’ equity (deficit)	$3,722,000	$3,820,000

See accompanying notes.

California Beach Restaurants, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year ended April 30

	2001	2000	1999

Sales	$14,021,000	$13,382,000	$13,687,000

Costs and expenses:

Cost of goods sold	12,504,000	11,896,000	11,928,000

Selling, general and administrative	895,000	950,000	956,000

Legal and litigation settlements	143,000	75,000	104,000

Depreciation and amortization	426,000	384,000	362,000

	53,000	77,000	337,000

Other income (expenses):

Interest expense, net	(173,000)	(282,000)	(303,000)

Amortization of intangible assets	(4,000)	(714,000)	(712,000)

Loss before income taxes	(124,000)	(919,000)	(678,000)

Income tax provision	3,000	2,000	2,000

Net Loss	$(127,000)	$(921,000)	$(680,000)

Net Loss per common share:

Basic	$(.04)	$(.27)	$(.20)

Diluted	$(.04)	$(.27)	$(.20)

Weighted average shares outstanding:

Basic	3,401,000	3,401,000	3,401,000

Diluted	3,401,000	3,401,000	3,401,000

See accompanying notes.

California Beach Restaurants, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional
			Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at April 30, 1998	3,401,000	34,000	13,175,000	(12,425,000)	784,000

Net loss	—	—	—	(680,000)	(680,000)

Balance at April 30, 1999	3,401,000	34,000	13,175,000	(13,105,000)	104,000

Net loss	—	—	—	(921,000)	(921,000)

Balance at April 30, 2000	3,401,000	34,000	13,175,000	(14,026,000)	(817,000)

Net loss	—	—	—	(127,000)	(127,000)

Balance at April 30, 2001	3,401,000	$34,000	$13,175,000	$(14,153,000)	$(944,000)

     See accompanying notes.

California Beach Restaurants, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended April 30

	2001	2000	1999

Operating activities

Net loss	$(127,000)	$(921,000)	$(680,000)

Adjustments to reconcile net loss to cash provided by operations:

Depreciation and amortization	430,000	1,098,000	1,074,000

Changes in operating assets and liabilities:

Trade and other receivables	35,000	(27,000)	(11,000)

Inventories	(12,000)	(8,000)	(49,000)

Prepaid expenses	(45,000)	90,000	11,000

Accounts payable	8,000	371,000	(281,000)

Accrued liabilities	259,000	(395,000)	126,000

Deferred rent	(22,000)	(22,000)	198,000

Other liabilities	(73,000)	(55,000)	(30,000)

Net cash provided by operations	453,000	131,000	358,000

Investing activities

Additions to fixed assets	(192,000)	(1,332,000)	(1,498,000)

(Increase) decrease in other assets	—	19,000	(16,000)

Net cash used in investing activities	(192,000)	(1,313,000)	(1,514,000)

Financing activities

Borrowings from subordinated notes and note payable	353,000	166,000	2,622,000

Principal payments on borrowings	(395,000)	—	—

Borrowings from related party	—	200,000	300,000

Payment to related party	(100,000)	(100,000)	(1,000,000)

Net cash (used in) provided by financing activities	(142,000)	266,000	1,922,000

Net (decrease) increase in cash	119,000	(916,000)	766,000

Cash at beginning of year	102,000	1,018,000	252,000

Cash at end of year	$221,000	$102,000	$1,018,000

Supplemental disclosures of cash flow information

Cash paid during the year for:

Interest	$98,000	$284,000	$292,000

Income taxes	$3,000	—	$2,000

See accompanying notes.

California Beach Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2001

1. Summary of Significant Accounting Policies

Business

The Company has operations in one business segment, the ownership and management of two restaurants, Gladstone’s 4 Fish and RJ’s — Beverly Hills.

Fiscal Year

The Company’s restaurant operations are conducted through its wholly owned subsidiary, Sea View Restaurants, Inc. (Sea View). Sea View’s fiscal year is the 52 or 53 week period ending on the Thursday closest to April 30. The fiscal years ended on May 3, April 27, and April 29 for fiscal years 2001, 2000 and 1999, respectively. The fiscal year 2001 contained 53 weeks, and fiscal 2000 and 1999 each contained 52 weeks.

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

Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment losses are recognized when the carrying amount of the asset exceeds the estimated fair value of the asset. At April 30, 2001 and 2000, the Company believes there has been no impairment of the value of such assets.

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

April 30, 2001

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

Goodwill

Goodwill is stated at cost and was being amortized using the straight-line method over 10 years. In fiscal 2000, goodwill was fully amortized.

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred income taxes are provided for the difference between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws expected to be in effect when temporary differences are expected to reverse.

Restaurant and License Revenues

Revenues from the operation of the Company-owned restaurants are recognized when sales occur. License fees are based on the licensee restaurant’s gross receipts and are recorded by the Company in the period related restaurant’s revenues are earned. Fees received pursuant to this agreement during years ended April 30, 2001, 2000, and 1999 were $74,000, $66,000 and $71,000, respectively.

Advertising Costs

The Company expenses advertising costs as such costs are incurred. The Company expensed $55,000, $110,000 and $68,000 for the years ended April 30, 2001, 2000 and 1999, respectively, in connection with advertising.

Stock-Based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion no. 25, “Accounting for Stock Issued to Employees”.

California Beach Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2001

1. Summary of Significant Accounting Policies (continued)

Basic and Diluted Loss per Common Share

The Company presents basic loss per common share and diluted loss per common share in accordance with Financial Accounting Standard Board No. 128, “Earnings Per Share.” Basic loss per common share includes only the weighted average shares outstanding and excludes the dilutive effect of options, warrants and convertible securities. For the years ended April 30, 2001, 2000, and 1999 basic and diluted loss per common share are the same due to the antidilutive effect of potential common stock equivalents.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions affecting the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

California Beach Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2001

2. Fixed Assets

Details of fixed assets are as follows:

	April 30

	2001	2000

Leasehold improvements	4,664,000	4,580,000

Furniture and equipment	2,140,000	2,027,000

	6,804,000	6,607,000

Less accumulated depreciation and amortization	(4,007,000)	(3,576,000)

	$2,797,000	$3,031,000

3. Note Payable — Related Party

On March 22, 2000, Sea View entered into a four-month, $250,000 line of credit agreement with Space Partners, an entity affiliated with one of the Company’s principal stockholders and a member of its board of directors. This agreement provides for interest of 10% on all amounts borrowed, requires a commitment fee of $2,500 and is guaranteed by the Company .The entire borrowed amount was paid back in fiscal 2001 and there were no additional borrowings in fiscal 2001.

4. Debt

On October 23, 2000, the Registrant extended the terms of the agreement with Gladstone’s parking lot operator called Standard Parking for fixed term of two years, from January 1, 2001 through and including December 21, 2002. In addition, commencing in 2000 and during each year of the extended term of the agreement, upon request of the Registrant, the parking lot operator shall loan (“Annual Loan”) to the Registrant an amount not to exceed $150,000 per year, to be paid back from parking lot income. The Annual Loan to Registrant shall not be advanced prior to November 1 nor later than December 31 of any calendar year. The Annual Loan to the Registrant, plus interest at the prime rate of interest as published in The Wall Street Journal as of the date the Annual Loan is made, shall be repaid to Standard Parking by July 31, of the calendar year immediately following the calendar year in which the loan is made. As of April 30, 2001 Registrant owed $120,000 to Standard Parking pursuant to the Annual Loan. This balance is recorded in accrued liabilities in the accompanying financial statements.

On March 30, 1999, the Company completed a $1,800,000 private offering of subordinated convertible notes due March 25, 2003 (Subordinated Notes). The Subordinated Notes were sold to certain existing stockholders. The Subordinated Notes bear interest at 5% per annum and are immediately convertible into common stock of the Company at a rate of $1 per share. Interest is payable in cash or in kind. The Subordinated Notes mature on March 30, 2003; provided,

California Beach Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2001

4. Debt (continued)

however, that the holders of the Subordinated Notes may elect to receive payment for fifty percent of the outstanding Subordinated Notes on March 30, 2002 to the extent debt outstanding to Lyon Credit Corporation has been paid in full. The payment of the principal and interest on the Subordinated Note is junior and subordinate to the prior payment in full of all indebtedness of the Company to Lyon Credit Corporation. The table below reflects the payment of the Subordinated Notes in 2003, after repayment of Lyon Credit Corporation. The Subordinated Notes agreements limit indebtedness for borrowed money of the Company in excess of $4,000,000 until the Subordinated Notes are fully paid or converted.

In 1999, the Company entered into an agreement for tenant improvements and equipment financing with Lyon Credit Corporation for up to $1,089,000 in credit. The financing is to be repaid over a five year period with interest at the rate of yield to maturity of the five year treasury note plus 4% (effective rate of 9.94% at April 30, 2001). The financing is secured by certain tenant improvements and equipment. A total of $792,000 was outstanding under this financing as of April 30, 2001.

On June 16,2000 the Company entered into a one year, $500,000 revolving line of credit agreement with U. S. Bank. The agreement provides for interest at prime plus 1% on all amounts borrowed, requires a commitment fee of 1/2%, and is secured by certain assets of the Company, including its license agreement with MCA for use of the name Gladstone’s. The agreement is also guaranteed by Sea View. The agreement requires the Company to comply with certain cash flow and liquidity covenants, and includes a 60 consecutive days out of debt requirement and all covenants have been met. The Company utilized $437,500 of the capacity of the revolving line of credit as collateral support for a letter of credit issued by U.S. Bank pursuant to the Concession Agreement. At April 30, 2001, a total of $62,500 was outstanding in addition to the letter of credit. The letter of credit expires September 15, 2002.

On March 26, 2001, the Company and U.S. Bank amended the terms of the revolving line of credit agreement to provide for a $200,000 increase in the maximum amount of the line of the credit from $500,000 to $700,000. The additional $200,000 of available borrowing capacity will be available to the Company during the period November 1, 2000 through May 31, 2001 only, after which the line of credit will revert to its original $500,000 borrowing limit. At April 30, 2001, $62,500 of borrowings were outstanding under the line of credit. The line of credit expires on September 15, 2002.

California Beach Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2001

Maturities under existing financing agreements are as follows:

Year	Amount

2002	$270,000

2003	2,118,000

2004	252,000

2005	105,000

$2,745,000

California Beach Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2001

5. Income Taxes

The provision for income taxes consists of the following:

	Year ended April 30

	2001	2000	1999

Current:

Federal	$—	$—	$--

State	3,000	2,000	2,000

	$3,000	$2,000	$2,000

Deferred:

Federal	$—	$—	$—

State	—	—	—

	$—	$—	$—

As of April 30, 2000, the Company has available for federal income tax purposes net operating loss carryovers available to offset certain future taxable income of approximately $4,605,000 and state net operating loss carryovers of approximately $1,599,000 which expire at various dates from 2001 through 2020.

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

California Beach Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2001

5. Income Taxes (continued)

The effective income tax rate on income (loss) varied from the statutory federal income tax rate as follows:

	2001	2000	1999

Statutory federal rate	(34.0)%	(34.0)%	(34.0)%

Increase (decrease):

State income taxes, net of federal tax benefit	.2	.2	.2

Operating losses which resulted in no current federal tax benefit	33.8	33.8	33.8

Effective income tax rate	—%	—%	.1%

As of April 30, 2001 and 2000, the tax effect of the net operating loss carryforwards and net deferred tax assets, for which a 100% valuation allowance has been provided and which have not been recognized in the financial statements, is as follows:

	2001	2000

Depreciation and amortization	$720,000	$711,000

Nondeductible accruals	81,000	70,000

Net operating loss carryforwards	1,602,000	1,579,000

Total deferred assets	2,403,000	2,360,000

Less valuation allowance	(2,403,000)	(2,360,000)

Net deferred assets	$—	$—

California Beach Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2001

6. Stockholders’ Equity

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

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: weighted-average risk-free interest rate of 6% for 2001, 2000 and 1999, dividend yields of 0% for 2001, 2000 and 1999, weighted-average volatility factors of the expected market price of the Company’s common stock of 6.8; and a weighted-average expected life of the option of ten years. The amortization of the fair value of options granted was immaterial for 2001, 2000 and 1999.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

California Beach Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2001

6. Stockholders’ Equity (continued)

Stock Options (continued)

The following schedule summarizes the changes in stock options for the three years ended April 30, 2001 under the plans:

	Number of	Exercise	Weighted Average
	Options	Price	Exercise Price

Outstanding at April 30, 1998	572,000	$.83	$.83

Granted	—	—	—

Canceled	(135,000)	.83	.83

Exercised	—	—	—

Outstanding at April 30, 1999	437,000	.83	.83

Granted	—	—	—

Canceled	(50,000)	.83	.83

Exercised	—	—	—

Outstanding at April 30, 2000	387,000	.83	.83

Granted	195,000	.90	.90

Canceled	(10,000)	.83	.83

Exercised	—	—	--

Outstanding at April 30, 2001	572,000	—	.87

Exercisable at April 30, 2001	418,000

The weighted average remaining contractual life of these options is six years. The fair value of the options granted in fiscal year 2001 was determined to be $ 0.10.

Pursuant to an existing Registration Rights Agreement, if the Company registers any class of equity security under the Securities Act of 1933, certain investors with a certain minimum number of shares of the Company’s common stock, individually or in aggregate, can request that their shares be included in such registration.

California Beach Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2001

7. Loss per Common Share

A reconciliation of the numerator and denominator of basic earnings per share and diluted earnings per share is as follows:

	Year ended April 30

	2001	2000	1999

Basic and Diluted net loss per share computation:

Numerator	$(127,000)	$(921,000)	$(680,000)

Denominator:

Weighted average common shares outstanding	3,401,000	3,401,000	3,401,000

Total shares	3,401,000	3,401,000	3,401,000

Basic and Diluted net loss per share	$(.04)	$(.27)	$(.20)

California Beach Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2001

8. Commitments and Contingencies

Leases

The Company leases restaurant and office facilities under various noncancelable operating leases with remaining terms ranging from one to twenty years. The terms of certain of the leases require additional rental payments based on a percentage of the restaurants’ sales in excess of a minimum amount. Total amounts charged to rent expense under the Company’s operating leases for the three years ended April 30, 2001 are summarized below:

	2001	2000	1999

Restaurants:

Fixed minimum rentals	$1,875,000	$1,849,000	$1,851,000

Percentage rentals	—	—	--

Other fixed minimum rentals	54,000	63,000	61,000

Total	$1,929,000	$1,912,000	$1,912,000

On November 1, 1997, Sea View and the County of Los Angeles (County) executed a new 20-year concession agreement. The previous agreement expired on October 31, 1997. The agreement, as amended February 9, 1999, includes minimum annual rent payments of $1,750,000, an increase of approximately $600,000 over rents paid in fiscal 1997. Percentage rents based on 10% of food sales and 12% of the sales of alcoholic beverages, merchandise and parking lot revenues will be payable to the extent that percentage rents exceed the minimum annual rent. In addition, the agreement requires an annual supplemental rent payment of $15,000 plus 1% of Gladstone’s annual gross revenue in excess of $14,000,000. The agreement further required the expenditure of at least $2,700,000 for renovations to the restaurant facility by August 9, 1999. During the first two years of the agreement, minimum annual rent is reduced by $218,750 per year. Minimum annual rent will be adjusted every three years to 75% of average total rent paid per year for the prior three years, but in no event less than the current minimum rent. Minimum and percentage rent will be adjusted to fair market rental value after 10 years to the extent fair market rental value exceeds minimum and percentage rents.

The terms of the Concession Agreement afford the County the opportunity to conduct a valuation of the Gladstone’s Pacific Palisades operations (“Concession”), at any time during the first 150 months of the Concession Agreement (commencing November 1, 1997) in the event of a sale of Gladstone’s or 100% of the stock of Sea View or the Registrant, or at any time between the beginning of the 79th month and the end of the 150th month of the Concession Agreement. If the County elects to conduct a valuation, Sea View must thereafter pay the greater of (1) the Supplemental Rent Payments, or (2) an amount determined by amortizing the greater of 5% of the gross Concession value or 20% of the net Concession value (as determined pursuant to the Concession Agreement), less the aggregate amount of Supplemental Rent Payments paid through the date of the valuation, using an interest rate of 9% and equal payments of principal and interest, over the remaining term of the Concession Agreement.

California Beach Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2001

8. Commitments and Contingencies (continued)

Leases (continued)

The amended agreement also requires Sea View to post a letter of credit equal to three months minimum rent ($437,500) and maintenance of certain net worth levels, as defined. Initially, the Company posted the letter of credit by utilizing cash collateral provided by Overhead Partners, L.P. (Overhead), an entity affiliated with one of the Company’s principal stockholders and with a member of its board of directors. Since 1999, the Company has been using U.S. Bank to provide for letter of credit agreement and used them for business banking needs starting fiscal 2001.

The agreement also provides, in certain circumstances, approval rights to the County in the event transactions constituting a Change in Ownership or Financing Event, as such terms are defined in the agreement, occur. These provisions may adversely affect the Company’s ability to engage in such transactions.

The parking lot for the Company’s Gladstone’s 4 Fish restaurant is operated by a parking operator pursuant to a management agreement. The Company receives all revenues and pays all operating expenses under this arrangement. During fiscal 2001, 2000 and 1999, the Company received $161,000, $147,000 and $185,000, respectively, pursuant to this arrangement, net of all expenses (except rent). These amounts have been recorded as a reduction to cost of goods sold.

California Beach Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2001

8. Commitments and Contingencies (continued)

Leases (continued)

Aggregate minimum annual rental commitments at April 30, 2001 were as follows:

Year Ending April 30, 2002	$1,978,000

2003	1,952,000

2004	1,933,000

2005	1,906,000

2006	1,765,000

Thereafter	20,298,000

$29,832,000

Employment Agreements

Effective November 4, 1997, the Company entered into an employment agreement with the Company’s Chief Executive Officer. The agreement sets forth certain of the terms of employment, including the right to receive 12 months of salary as severance pay upon (i) termination of employment without cause (as defined in the agreements) or (ii) resignation for good reason (as defined in the agreements). The term of the agreement is three years and provides for a current base salary of $159,000 subject to annual cost of living adjustments.

Effective March 6, 2000, the Company entered into an employment agreement with the Company’s Chief Operating Officer. The agreement sets forth certain of the terms of employment, including current base salary of $115,000 and the right to receive 6 months salary as severance pay upon (i) termination of employment without cause (as defined in the agreements) or (ii) resignation for good reason (as defined in the agreements).

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

California Beach Restaurants, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

April 30, 2001

9. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended April 30, 2001, 2000 and 1999:

	Quarter Ended				Year
					Ended
	July 31	Oct. 31	Jan. 31	April 30	April 30

	(in thousands, except per share data)
2001

Sales	$3,905	$3,709	$3,346	$3,061	$14,021

Operating Income (loss)	$299	$212	$(335)	$(123)	$53

Net Income (Loss)	$243	$161	$(386)	$(145)	$(127)

Net Income (Loss) per common share:

Basic	$0.07	$0.05	$(0.11)	$(0.05)	$(0.04)

Diluted	$0.07	$0.03	$(0.11)	$(0.05)	$(0.04)

Weighted avg. shares outstanding:

Basic	3,401	3,401	3,401	3,401	3,401

Diluted	3,401	5,201	3,401	3,401	3,401

2000

Sales	$3,140	$3,523	$3,595	$3,124	$13,382

Operating Income (Loss)	$92	$133	$(272)	$124	$77

Net Income (Loss)	$(160)	$(116)	$(539)	$(106)	$(921)

Net Income (Loss) per common share:

Basic	$(0.05)	$(0.03)	$(0.16)	$(0.03)	$(0.27)

Diluted	$(0.05)	$(0.03)	$(0.16)	$(0.03)	$(0.27)

Weighted avg. shares outstanding:

Basic	3,401	3,401	3,401	3,401	3,401

Diluted	3,401	3,401	3,401	3,401	3,401

1999

Sales	$3,554	$3,584	$3,475	$3,074	$13,687

Operating Income (Loss)	$281	$308	$(270)	$18	$337

Net Income (Loss)	$85	$69	$(569)	$(265)	$(680)

Net Income (Loss) per common share:

Basic	$0.03	$0.02	$(0.17)	$(0.08)	$(0.20)

Diluted	$0.03	$0.02	$(0.17)	$(0.08)	$(0.20)

Weighted avg. shares outstanding:

Basic	3,401	3,401	3,401	3,401	3,401

Diluted	3,401	3,401	3,401	3,401	3,401

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

Signature	Title	Date

/s/ Alan Redhead Alan Redhead	Chairman of the Board Chief Executive Officer, Director, and Chief Financial Officer	July 27, 2001

/s/ J. Christopher Lewis J. Christopher Lewis	Director	July 27, 2001

/s/ Jefferson W. Asher, Jr. Jefferson W. Asher, Jr.	Director	July 27, 2001

/s/ Richard P. Bermingham Richard P. Bermingham	Director	July 27, 2001

/s/ Robert L. Morrison Robert L. Morrison	Director	July 27, 2001

INDEX TO EXHIBITS

Item 14(a) 3

Item		Method of
Number	Description	Filing

3.1	Restated Articles of Incorporation of California Beach Restaurants, Inc., as amended to date, including Certificate of Determination of Rights and Preferences of Series A Convertible Preferred Stock (15)

3.2	By-Laws, as amended to-date (15)

10.10	Registration Rights Agreement dated as of March 30, 1990 between I.H.V. Corp., Robert J. Morris, Richard S. Stevens, California Beach Capital, Inc. and certain investors. (4)

10.13	Amended and Restated Concession Agreement No. 31923 for Will Rogers State Beach Park Restaurant dated April 2, 1981, as amended (Gladstone’s restaurant lease). (5)

10.14	Concession Agreement No. 45334 for the Operation and Maintenance of Parking Lot 4 at Will Rogers State Beach Park dated August 23, 1983, as amended (Gladstone’s parking lot lease). (5)

10.18	Amendment to Registration Rights Agreement dated as of February 25, 1991 among Registrant, California Beach Capital, Inc., Robert J. Morris, Richard S. Stevens, Sand and Sea Partners, Sea Fair Partners, W.R. Grace & Co., Eli Broad, Cushman/Sea View Partners and Cushman K/Sea View Partners. (19)

10.24	License Agreement, dated April 21, 1992, between Sea View Restaurants, Inc. and MCA Development Venture Two. (9)

10.26	Indemnification agreement dated as of October 7, 1992 between the Registrant and Alan Redhead(10)

10.27	Indemnification agreement dated as of October 7, 1992 between the Registrant and Mark E. Segal(10)

10.28	Indemnification agreement dated as of October 7, 1992 between the Registrant and J. Christopher Lewis(10)

10.30	Indemnification agreement dated November 23, 1992 between the Registrant and Jefferson W. Asher, Jr.(10)

10.31	Amendment number 6 to concession agreement number 31923 for Will Rogers State Beach Park Restaurant(10)

10.32	Executive employment agreement dated as of May 21, 1993 between the Registrant and Alan Redhead(10)*

Item		Method of
Number	Description	Filing

10.33	Executive employment agreement dated as of May 21, 1993 between the Registrant and Mark E. Segal(10)*

10.40	Amended and Restated Loan Agreement dated as of December 22, 1994 between Sea View Restaurants, Inc. and Bank of America NT &SA(13)

10.41	Guarantor Confirmation and Amendment dated December 22, 1994 between California Beach Restaurants, Inc. and Bank of America NT & SA(13)

10.42	Stock Purchase Agreement dated December 22, 1994 between California Beach Restaurants, Inc. and Bank of America NT & SA(13)

10.43	Shareholders and Noteholders Agreement dated as of December 22, 1994 among Sand and Sea Partners, Sea Fair Partners and Bank of America NT & SA(13)

10.45	Securities Purchase Agreement dated December 22, 1994 between California Beach Restaurants, Inc. and the purchasers named therein(13)

10.47	California Beach Restaurants, Inc. Omnibus Stock Plan*

10.49	Amended and Restated lease for RJ’s dated January 1, 1995 (15)

10.50	Stock Option Agreement between the Registrant and Alan Redhead dated March 13, 1995 (15)*

10.51	Stock Option Agreement between the Registrant and Mark E. Segal dated March 13, 1995 (15)*

10.52	Stock Option Agreement between the Registrant and Jefferson W. Asher, Jr. dated March 13, 1995 (15)*

10.53	First Amendment to Amended and Restated Loan Agreement dated as of August 1, 1995, between Sea View Restaurants, Inc. and Bank of America NT & SA (16)

10.54	Amendment to Stock Purchase Agreement dated as of August 1, 1995 between the Registrant and Bank of America NT & SA (16)

10.55	Amendment No. 1 to executive employment agreement of Mark E. Segal, dated April 30, 1996 (17) *

10.56	Commitment Letter — Finova Capital Corporation re: $3,000,000 Secured Credit Facility (18)

10.57	Concession Agreement dated as of November 1, 1997 by and between County of Los Angeles and Sea View Restaurants, Inc. (20)

10.58	Non Disturbance and Attornment Agreement dated September 26, 1997 by and Between the State of California Department of Parks and Recreation and Sea View Restaurants, Inc. (20)

10.59	Letter of Credit Agreement dated as of November 1, 1997 by and between California Beach Restaurants, Inc., Sea View Restaurants, Inc. and Overhead Partners, L.P., a California Limited Partnership. (20)

Item		Method of
Number	Description	Filing

10.60	Line of Credit Agreement dated as of November 24, 1997 by and between Outside LLC, a California Limited Liability Company and Sea View Restaurants, Inc., with guaranty by California Beach Restaurants, Inc. (20)

10.61	Executive employment agreement dated as of November 14, 1997 between the Registrant and Alan Redhead. (21) *

10.62	Assignment of trademarks, service marks and registrations thereof, between Sea View Restaurants, Inc., and the Registrant, dated October 30, 1997. (22)

10.63	Non-exclusive royalty free license agreement, between the Registrant and Sea View Restaurants, Inc., dated October 30, 1997. (22)

10.64	Letter of Credit Agreement, dated as of July 22, 1998, by and between California Beach Restaurants, Inc., Sea View Restaurants, Inc., and Overhead Partners L.P., a California Limited Partnership (23)

10.65	Letter of Credit Agreement, dated as of November 1, 1998, by and between California Beach Restaurants, Inc., Sea View Restaurants, Inc., and Overhead Partners L.P., a California Limited Partnership (24)

10.66	Line of Credit Agreement, dated as of November 30, 1998, by and between Sea Sea View Restaurants, Inc., and Outside LLC, a California Limited Liability Company (24)

10.67	First Amendment to Concession Agreement For Will Rogers State Beach Park Restaurant, by and between the County of Los Angeles, and Sea View Restaurants, Dated February 9, 1999 (25)

10.68	Note Purchase Agreement among the Registrant and certain other purchasers, dated as of March 30, 1999, including Exhibit A thereto, the 5% Convertible Subordinated Note Due March 30, 2003.(26)

10.69	Note Agreement, between California Beach Restaurants, Inc., Sea View Restaurants, Inc., and Lyon Credit Corporation and related documents. (27)

10.70	Revolving line of credit agreement between California Beach Restaurants, Inc., Sea View Restaurants, Inc.,and U.S. Bank (formerly Santa Monica Bank),dated July 7, 1999. (27)

10.71	Standby letter of credit agreement between California Beach Restaurants, Inc., and U.S. Bank (formerly Santa Monica Bank), Dated July 9, 1999. (27)

10.72	Change in Terms Agreement, dated as of September 30, 1999, Between California Beach Restaurants, Inc. and U.S. Bank and Related Documents. (28)

10.73	Line of Credit agreement, dated as of March 22, 2000, by and between Sea View Restaurants, Inc., and Space Partners, a California general partnership.

10.74	Executive employment agreement dated as of March 6, 2000 between the Registrant and Robert Kissinger.*

Item		Method of
Number	Description	Filing

10.75	Revolving line of credit agreement between California Beach Restaurants, Inc., Sea view Restaurants, Inc., and U.S. Bank (formerly Santa Monica Bank), Dated July 6, 2000.

10.76	Standby letter of credit agreement between California Beach Restaurants, Inc., and U.S. Bank (formerly Santa Monica Bank), Dated July 6, 2000.

10.77	Amendment to business loan agreement between California Beach Restaurants, Inc., and U.S. Bank (formerly Santa Monica Bank), Dated March 25, 2000.

10.78	Amendment of Parking Management Agreement, dated as of October 23, 2000 between Seaview Restaurants, Inc., and Standard Parking, Inc.(29)

10.79	Revolving line of credit agreement between California Beach Restaurants, Inc., Sea view Restaurants, Inc., and U.S. Bank (formerly Santa Monica Bank), Dated June 22, 2001.(A)

10.80	Amendment to business loan agreement between California Beach Restaurants, Inc., and U.S. Bank (formerly Santa Monica Bank), Dated March 26, 2001.(A)

21.1	Subsidiaries of the Registrant (15)

23.1	Consent of Ernst & Young LLP (A)

(A)	Filed herewith electronically

(4)	Previously filed with Form 8-K filed April 27, 1990. **

(5)	Previously filed with Form 10-K for the fiscal year ended April 30, 1990. **

(7)	Previously filed with Form 10-Q for the quarter ended January 31, 1991. **

(9)	Previously filed with Form 8-K filed April 28, 1992. **

(10)	Previously filed with Form 10-K for the fiscal year ended April 30, 1993. **

(13)	Previously filed with Form 8-K filed January 18, 1995. **

(15)	Previously filed with Form 10-K for the fiscal year ended April 30, 1995. **

(16)	Previously filed with Form S-1 on August 4, 1995, Registration No. 33-95240. **

(17)	Previously filed with Form 10-K for the fiscal year ended April 30, 1996. **

(18)	Previously filed with Form 10-Q for the quarter ended January 31, 1997. **

(19)	Previously filed with Form 10-K for the fiscal year ended April 30, 1997.**

(20)	Previously filed with Form 10-Q for the quarter ended October 31, 1997.**

(21)	Previously filed with Form 10-Q for the quarter ended January 31, 1998.**

(22)	Previously filed with Form 10-K for the fiscal year ended April 30, 1998.**

(23)	Previously filed with Form 10-Q for the quarter ended July 31, 1998.**

(24)	Previously filed with Form 10-Q for the quarter ended October 31, 1998.**

(25)	Previously filed with Form 10-Q for the quarter ended January 31, 1999.**

(26)	Incorporated by reference to Amendment No. 1 to Schedule 13D filed with the Commission on April 16, 1999, on behalf of Alan Redhead.**

(27)	Previously filed with Form 10-Q for the quarter ended July 31, 1999 **

(28)	Previously filed with Form 10-Q for the quarter ended October 31, 1999 **

(29)	Previously filed with Form 10-Q for the quarter ended October 31, 2000 **

*	This is a management contract or compensatory plan or arrangement.

**	All filings were made at the Commission’s office in Washington D.C.; The Registrant’s SEC file number is 0-12226.