Form 10-K/A
period 2001-04-30
CALIFORNIA BEACH RESTAURANTS INC
filed 2001-08-27
CIK 738274

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K/A
(Amendment No. 1)

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2001

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the transition period from to

Commission File No. 0-12226

CALIFORNIA BEACH RESTAURANTS, INC.
(Exact name of registrant as specified in its charter)

California (state or other jurisdiction of incorporation or organization)	95-2693503 (IRS Employer Identification No.)

17383 Sunset Boulevard, Suite 140 Pacific Palisades, California (Address of principal executive office)	90272 (ZIP Code)

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

Yes [X]    No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant based upon the average bid price in the over-the-counter market on July 11, 2001 was approximately $37,219.

The number of outstanding shares of the Registrant’s Common Stock as of July 5, 2001 was 3,400,930.

Documents incorporated by reference: None

PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors of the Registrant are as follows:

Name	Age	Title

Alan Redhead	58	Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer

J. Christopher Lewis	45	Director

Jefferson W. Asher, Jr.	76	Director

Richard P. Bermingham	66	Director

Robert L. Morrison	54	Director

     The executive officers of the Registrant are Mr. Redhead and Robert A. Kissinger, age 46, Vice President and Chief Operating Officer. Directors hold office until their term of office expires and their successors are elected and qualified. Executive officers serve at the discretion of the Board of Directors.

     Alan Redhead joined the Registrant in June 1992 as its Chief Executive Officer (“CEO”) and as a member of its Board of Directors and executive committee. Mr. Redhead resigned as a member of the Board of Directors and the Executive Committee in November 1992. Mr. Redhead subsequently re-joined the Board of Directors in September 1993. He became Chairman of the Board in March 1995. In June 2000 he became the Registrant’s Chief Financial Officer. From 1986 to 1992, Mr. Redhead was involved in various restaurant businesses and a non-profit organization. From 1974 to 1986 Mr. Redhead was with Hungry Tiger, Inc., including 7 years as its CEO. Hungry Tiger Inc. owned and operated Hungry Tiger Restaurants, Breakers Seafood Restaurants, Castagnola’s Lobster House and the restaurant and catering operations at the Los Angeles Music Center.

     J. Christopher Lewis, a director of the Registrant since June 29, 1990 and a member of its Audit Committee, has been associated with Riordan, Lewis and Haden, a venture capital firm, for the past twenty years. He is currently a director of Tetra Tech, Inc., Data Processing Resources Corporation, PIA Merchandising Co. Inc., Steven Myers and Associates, Inc., and several privately-held companies.

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

     Robert A. Kissinger joined the Registrant in March 2000 as Vice President and Chief Operating Officer and as President of Sea View Restaurants, Inc. and General Manager of Gladstone’s 4 Fish. From 1997 to 2000 Mr. Kissinger served as President/CEO of the Rosti group of restaurants owned and operated by Farnigilia Toscana. From 1993 to 1997 he was Executive Vice President and Chief Operating Officer of Louise’s Trattoria.

     None of the officers and directors of the Registrant is related to any other officer or director of the Registrant.

     During the year ended April 30, 2001, the Registrant paid Board of Directors fees of $500 per meeting attended for each outside Board member.

     On October 7, 1992 the Registrant, faced with the loss of its directors and officers liability insurance, entered into indemnification agreements with Messrs. Redhead, Lewis and Segal. On November 23, 1992, the Registrant entered into an indemnification agreement with Mr. Asher. The Registrant believed that the indemnification agreements were required to induce the various officers and directors to continue to serve in their existing capacities. Generally the agreements provide for indemnification by the Registrant to each of the individuals against expenses, judgments, fines and penalties incurred in connection with any proceeding to the full extent permitted by the law of the State of California and the advancement of expenses prior to any final disposition of a proceeding. Each indemnitee has agreed to repay any amount advanced if it is determined that the indemnitee was not entitled to be indemnified pursuant to the agreement. All directors and officers of the Registrant are entitled to the protection of directors’ and officers’ insurance policies that are maintained by the Registrant.

     At the Annual Meeting of Shareholders held on April 28, 1995, the Registrant’s shareholders approved an amendment to the Registrant’s Articles of Incorporation to eliminate, to the fullest extent permitted by California law, the monetary liability of directors of the Registrant in performing their duties.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under the securities laws of the United States, the Registrant’s directors, its executive (and certain other) officers, and any persons holding more than ten percent of the Common Stock are required to report their ownership of the Common Stock and any changes in that ownership to the Securities and Exchange Commission (“Commission”). Specific due dates for these reports have been established and the Registrant is required to report in this document any failure to file by these dates during the fiscal year ended April 30, 2001. All of these filing requirements were satisfied by its directors, officers and ten percent holders, except that Robert A. Kissinger, Vice President and Chief Operating Officer of the Registrant, filed late his initial ownership report on Form 3. In making these statements, the Registrant has relied on the written representations of its directors, officers and its ten percent holders and copies of the reports that they have filed with the Commission.

ITEM 11 EXECUTIVE COMPENSATION

     The following summary compensation table sets forth certain summary compensation information concerning the Registrant’s executive officers for the three most recent fiscal years:

SUMMARY COMPENSATION TABLE

				Long Term
				Compensation
		Annual Compensation		Awards

				Securities Underlying
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Options/SARs (#)

Alan Redhead, Chairman	2001	$207,642	—	—

of the Board, President,	2000	$219,646	—	—

Chief Executive Officer	1999	$218,953	—	—

and Chief Financial Officer

Robert A. Kissinger,	2001	$107,711	—	110,000

Vice President and	2000	$16,154	—	—

Chief Operating Officer	1999	$—	—	—

Option Grants in Last Fiscal Year

     The following sets forth certain information concerning individual grants of stock options during the fiscal year ended April 30, 2001 to each of the Registrant’s executive officers. No SARs were granted in the fiscal year ended April 30, 2001:

OPTION/SAR GRANTS IN LAST FISCAL YEAR

	Number of	% of Total
	Securities	Options/SARS
	Underlying	Granted to	Exercise or
	Options/SARs	Employees in	Base Price
Name	Granted(#)	Fiscal Year	($/Share)	Expiration Date

Alan Redhead	None	N/A	N/A	N/A

Robert A. Kissinger	110,000	56%	$.90	June 16, 2010

Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values

     No options were exercised in the fiscal year ended April 30, 2001. The following table sets forth certain information concerning executive officers and the aggregated fiscal year-end value of the unexercised options of each of the named executive officers.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR END OPTION/SAR VALUES

Number of
Securities Underlying
			Unexercised		Value of Unexercised
			Options/SARs at Fiscal		In the Money Options/SARs
			Year-End (#)		at Fiscal Year-End ($)(1)

Shares
	Acquired on	Value
Name	Exercise(#)	Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Alan Redhead	None	$—	335,000	$—	$—	$—

Robert A. Kissinger	None	$—	20,625	89,375	$—	$—

(1)	Market value of underlying securities at year-end, minus the exercise or base price of “in the money” options.

Other Compensation Agreements

     Effective November 14, 1997, the Registrant entered into an employment agreement with Alan Redhead, the Registrant’s Chief Executive Officer. The agreement sets forth certain of the terms of employment, including the right to receive twelve months of salary as severance pay upon (i) termination of employment without cause (as defined in the agreement) or (ii) resignation for good reason (as defined in the agreement). The term of Mr. Redhead’s agreement was three years. Mr. Redhead’s agreement has been extended for an additional year for 70% of his time, and his current base salary is $159,000, subject to annual cost of living adjustments.

     For purposes of Mr. Redhead’s employment agreement, “cause” is defined to mean (i) the willful engaging by the employee in misconduct which is or could reasonably be expected to become materially injurious to the Registrant, monetarily or otherwise; (ii) conviction of a felony or any crime involving moral turpitude; or (iii) participation in any fraud against or theft from the Registrant. “Good reason” is defined to mean (i) the failure of the Registrant to vest the employee with the powers and authority of his office or any removal of the employee from or failure to re-elect the employee to his office; (ii) a reduction by the Registrant in the employee’s base salary; (iii) the requirement by the Registrant that the employee be based anywhere other than within 25 miles of the employee’s present office location; (iv) the disposition of the business of the Registrant; or (v) a failure by the Registrant to comply with any material provision, or group of provisions that are material in the aggregate, of the employment agreement.

     Effective March 6, 2000, the Registrant entered into an employment agreement with Robert A. Kissinger, the Registrant’s Vice President and Chief Operating Officer, President of Sea View Restaurants, Inc. and General Manager of Gladstone’s 4 Fish. The agreement sets forth certain of the terms of employment, including a base salary of $105,000 (which currently is $115,000) and the right to receive six months’ salary as severance pay upon (i) termination of employment without cause (as defined in the agreement), or (ii) resignation for good reason (as defined in the agreement).

     Officers of the Registrant are entitled to a bonus of 20% of their salary if the Registrant’s annual earnings, before interest, taxes, depreciation and amortization (EBITDA) are $800,000 or greater; 25% of their salary if $825,000 or greater; or 30% of their salary if $850,000 or greater.

The Omnibus Stock Plan

     The Omnibus Stock Plan (the “Plan”) was adopted by the Board of Directors in March 1995 and was approved by the shareholders of the Registrant on April 28, 1995. The Plan provides for the issuance of a maximum of 1,000,000 shares of Common Stock. The Plan provides for the issuance of stock options, stock appreciation rights, restricted stock and other awards (collectively “awards”).

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

     The options granted to date by the Committee provide that such options shall become fully exercisable upon a “change of control” of the Registrant. A “change of control” is deemed to have occurred (i) if individuals who, as of the date of such award, constitute the board of directors of the Registrant (“Incumbent Board”) cease for any reason to constitute at least a majority of the board, provided that a person becoming a director subsequent to the date of the award whose election, or nomination for election by the Registrant’s shareholders, was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board (other than an election or nomination of an individual whose initial assumption of office is in connection with an actual or threatened election contest) shall be considered a member of the Incumbent Board; or (ii) upon approval by the shareholders of the Registrant of (a) a reorganization, merger or consolidation, in each case, with respect to which persons who were the shareholders of the Registrant immediately prior to such reorganization, merger or consolidation do not, immediately thereafter, own more than 60% of the combined voting power entitled to vote generally in the election of directors of the reorganized, merged or consolidated corporation’s then outstanding voting securities, (b) a liquidation or dissolution of the Registrant or (c) the sale of all or substantially all of the Registrant’s assets; or (iii) upon the acquisition (other than from the Registrant) by any person, entity or “group,” within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934 (the “Exchange Act”) of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 51% or more of either the then outstanding shares or the combined voting power of the Registrant’s then outstanding voting securities entitled to vote generally in the election of directors, but excluding, for this purpose, any such acquisition by the Registrant or any of its subsidiaries, or any employee benefit plan (or related trust) of the Registrant or its subsidiaries, or any corporation with respect to which, following such acquisition, more than 60% of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by the individuals and entities who were the beneficial owners of the voting securities of the Registrant immediately prior to such acquisition in substantially the same proportion as their ownership, immediately prior to such acquisition, of the then outstanding combined voting power of the then outstanding voting securities of the Registrant entitled to vote generally in the election of directors.

     The purpose of the Plan, which, in addition to non-qualified stock options and stock appreciation rights, provides for the granting of incentive stock options (which qualify under the provisions of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) and restricted stock and various types of awards described herein, is to promote the long term financial interests and growth of the Registrant by (i) attracting and retaining executive personnel, (ii) motivating executive personnel by means of growth-related incentives; (iii) providing incentive compensation opportunities that are competitive with those of other comparable corporations, and (iv) furthering the identity of interests of participants with those of the shareholders of the Registrant.

     The Plan is not subject to the Employee Retirement Income Security Act of 1974. The Plan is not qualified under Section 401(a) of the Code.

     Participants in the Plan are selected by the Stock Plan Committee of the Board of Directors (the “Committee”) which administers the Plan. The Plan contemplates that awards will be granted to key employees, to directors and to consultants, and that participants will be such employees or directors of or consultants to the Registrant and its affiliates, including officers of the Registrant, as from time to time are designated as such by the Committee. The Plan requires that the Committee consist of at least two directors of the Registrant who are “non-employee directors” as such term is used in Rule 16b-3 under the Exchange Act. Members of the Committee are selected by and serve at the pleasure of the Board of Directors. Each member of the Committee is a director of the Registrant. Under the Plan and subject to the limitations thereunder, the Committee is authorized: (i) to select participants in the Plan, (ii) to make awards in such forms and amounts as it shall determine, (iii) to impose such limitations, restrictions and conditions upon such awards as it shall deem appropriate, (iv) to interpret the Plan and to adopt, amend and rescind administrative guidelines and other rules and regulations relating to the Plan, (v) to correct any defect or omission or to reconcile any inconsistency in the Plan or in any award granted thereunder and (vi) to make all other determinations and to take all other actions necessary or advisable for the implementation and administration of the Plan.

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

     In addition, the Plan authorizes the Committee to grant stock appreciation rights (“SAR”). No SARs have been granted under the Plan.

     SARs and options which are not incentive stock options may, in the Committee’s discretion, provide that in connection with exercises thereof the holders will receive cash payments in amounts necessary to reimburse holders for their income tax liability resulting from such exercise and the payment made pursuant to this provision.

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

     With respect to the options granted to date, the Committee has provided in the stock option agreement that if such participant’s employment by the Registrant or its subsidiaries is terminated for any reason, other than death or disability, such participant may exercise an option within the period ending on the earlier of three months after such termination or the date the option expires in accordance with its terms. If such participant dies or is disabled prior to termination of employment, he or his legatees, executors, distributees or personal representatives may, subject to the provisions of the Plan, exercise the option granted to such participant within the period ending on the earlier of (i) twelve months after the date of such death or disability or (ii) the date the option expires in accordance with its terms.

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

     The Plan also permits the Committee to grant shares of Common Stock to a participant subject to the terms and conditions imposed by the Committee (“restricted stock”). No shares of restricted stock have been awarded under the Plan.

     Under the Plan, in addition to stock options, stock appreciation rights and restricted stock, participants may be awarded performance shares, convertible debentures, other convertible securities and any other forms of awards that the Committee in its discretion may determine are consistent with the objectives and limitations of the Plan. No such awards have been granted under the Plan.

     On August 1, 1995, the Registrant and Bank of America NT & SA (“Bank”) entered into an amendment to stock purchase agreement under which the Registrant agreed to issue the Bank securities equivalent in form if more than 600,000 shares of Common Stock in the aggregate are issued by the Registrant under the Plan or other similar plan, or otherwise, to directors, officers, employees, consultants, or other persons providing services to the Registrant for so long as the Bank or its permitted successor holds not less than 75% of the shares of Common Stock currently held by the Bank. Until August 1, 1996, the Bank would pay only nominal consideration for any stock issued pursuant to the amendment, and thereafter would, with certain exceptions, pay the same consideration as provided in any such issuances of shares in excess of the 600,000 share amount. See “Certain Relationships and Related Transactions — December 1994

Private Placement and Debt Restructurings.”

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following tables set forth information as to the shares of the Common Stock owned as of August 1, 2001 by (i) each person known to the Registrant to be the beneficial owner of more than five percent of the Common Stock, (ii) each director, (iii) each executive officer named in the summary compensation table, and (iv) all directors and executive officers of the Registrant as a group. Unless otherwise indicated in the footnotes following the table, the persons as to whom the information is given had sole voting and investment power over the shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

	Amount of Beneficial Ownership(1)

Name and Address of Beneficial Owners	No. Shares		% Ownership

Bank of America National Trust and Savings Association	1,200,000		35.3%
555 California Street, 18th Floor Department 15027 San Francisco, CA 94104

Eli Broad	753,345	(2)	19.2%
1999 Avenue of the Stars, Suite 3170 Los Angeles, CA 90067

Sand and Sea Partners	1,116,228	(3)	26.5%
300 S. Grand Avenue, 29th Floor Los Angeles, CA 90071

Sea Fair Partners	332,478	(3)	9.8%
300 South Grand Avenue, 29th Floor Los Angeles, CA 90071

J. Christopher Lewis	1,448,706	(3)	34.4%
300 South Grand Avenue, 29th Floor Los Angeles, CA 90071

Alan Redhead	785,600	(4)	20.5%
California Beach Restaurants, Inc. 17383 Sunset Boulevard, Suite 140 Pacific Palisades. CA 90272

Jefferson W. Asher, Jr.	88,250	(5)	2.6%
4765 Park Encino Lane, #134 Encino, CA 91436

Richard P. Bermingham	0		0%
2105 Stoney Hill Road Los Angeles, CA 90049

Robert L. Morrison	0		0%
725 Figueroa St., Suite 1200 Los Angeles, CA 90017

John C. Cushman III	426,394	(6)	12%
601 S. Figueroa St., 47th Floor Los Angeles, CA 90017-5752

Robert A. Kissinger	20,625	(7)	*
California Beach Restaurants, Inc. 17383 Sunset Boulevard, Suite 140 Pacific Palisades, CA 90272

All directors and executive officers as a group (6 persons)	2,343,181	(8)	49.5%

*	Denotes holdings of less than 1%

(1)	The number of shares and percentages in these columns are based on 3,400,930 shares of Common Stock outstanding.

(2)	Includes 525,000 shares of Common Stock that are subject to a currently convertible note.

(3)	J. Christopher Lewis, a director of the Company, is the general partner and a limited partner of Sand and Sea Partners and Sea Fair Partners, which together own 634,956 shares of

Common Stock; in addition, Sand and Sea Partners is deemed the beneficial owner of an additional 813,750 shares of Common Stock that are subject to a currently convertible note. Mr. Lewis disclaims beneficial ownership of the shares owned by such partnerships, except with respect to (i) 25,268 shares which represent a limited partnership interest in each partnership of approximately 3.8% and (ii) an additional undetermined number of such shares by virtue of his rights as a general partner under the limited partnership agreement. As general partner of such partnership, Mr. Lewis may have the power to direct the voting or disposition of such shares and therefore may be deemed to beneficially own all the shares held by such partnerships.

(4)	Includes currently exercisable options to purchase 335,000 shares of Common Stock issued under the Omnibus Stock Plan, and 105,000 shares of Common Stock that are subject to a currently convertible note.

(5)	Includes currently exercisable options to purchase 32,000 shares of Common Stock issued under the Omnibus Stock Plan and 26,250 shares of Common Stock that are subject to a currently convertible note owned by a family trust.

(6)	Includes 128,911 shares held by Cushman Sea View Partners, a California general partnership, 85,938 shares held by Cushman K Sea View Partners, and 54,045 shares held by the Cushman Family Trust. The Cushman Family Trust is deemed the beneficial owner of an additional 157,500 shares of Common Stock that are subject to a currently convertible note. Mr. Cushman is a general partner in Cushman Sea View Partners and Cushman K Sea View Partners and may be deemed to beneficially own Cushman Equities Corporation, which is also a general partner of such partnerships.

(7)	Includes currently exercisable options to purchase 20,625 shares of Common Stock issued under the Omnibus Stock Plan.

(8)	Includes currently exercisable options to purchase 387,625 shares of Common Stock issued under the Omnibus Stock Plan and 945,000 shares of Common Stock that are subject to a currently convertible note.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

December 1994 Private Placement and Debt Restructurings

     On December 22, 1994, the Registrant completed a $1,600,000 private placement of its Series A Convertible Preferred Stock (“Series A Preferred Stock”) and 9-3/4% Convertible Subordinated Notes Due October 31, 1995 (the “Notes”) to certain existing shareholders, members of management and new investors. The purpose of the private placement was to implement certain debt restructurings of the Registrant as follows: Sea View Restaurants, Inc. (“Sea View”), a wholly owned subsidiary of the Registrant, was the borrower and the Registrant was the guarantor under a loan agreement (“Loan Agreement”) with the Bank which, prior to the private placement, had an outstanding principal balance plus accrued interest of approximately $9,680,000 (“Loan”), which was in default. The Loan was secured by substantially all of the assets of Sea View. On August 24, 1994, the Bank recorded a notice of foreclosure with respect to all of the real property and personal property collateral for the Loan. In light of these severe financial circumstances, the Registrant’s Board of Directors concluded that a consensual debt restructuring offered the best opportunity to enable the Registrant to continue its business, preserve value for the Registrant’s shareholders and maintain creditor relationships. Accordingly, the Registrant entered into a term sheet with the Bank on December 2, 1994, pursuant to which the Bank agreed not to publish a foreclosure sale notice, or foreclose on the collateral if certain payments (as described below) were made by the Registrant to the Bank by December 22, 1994. If the Registrant had not reached an agreement to restructure the Loan, the Bank would have proceeded with such foreclosure actions in December 1994.

     Additionally, Sea View was the issuer of a certain Contingent Promissory Note (“Contingent Note”) payable to jojo’s Restaurant, Inc., a wholly-owned subsidiary of Family Restaurants, Inc. (collectively “FRI”). The Contingent Note became payable upon the renewal of the Concession Agreement between Sea View and the County of Los Angeles with respect to the Registrant’s Gladstone’s 4 Fish restaurant. The Contingent Note was in the principal amount of $5,000,000 with contingent accrued interest of 12.5% from April 2, 1990 of approximately $4,000,000. The

Registrant and Sea View were in default under the Loan, and in the event of the renewal of the Concession Agreement, would be unable to pay the Contingent Note. The Bank required as a condition to the debt restructuring that the Contingent Note be settled. Accordingly, as part of the debt restructuring, the Registrant paid FRI $500,000 on December 22, 1994 in full satisfaction of the Contingent Note.

     The Bank agreed to compromise the Loan by amending the Loan Agreement to provide for the payment by Sea View of an aggregate of $4,700,000, payable $300,000 on December 2, 1994; $1,000,000 not later than December 22, 1994; and the balance of $3,400,000 in two notes: a senior secured note in the principal amount of $3,000,000, bearing interest at the rate of 12% per annum and payable at varying monthly amounts through October 31, 1997, and a junior secured note in the principal amount of $400,000, accruing interest at 12% per annum with both interest and principal payable in a single lump sum on October 31, 1997. Such notes were guaranteed by the Registrant. As additional consideration for the restructuring of the Loan, and pursuant to the terms of a Stock Purchase Agreement dated as of December 22, 1994 between the Registrant and the Bank (the “Stock Purchase Agreement”), the Registrant issued to the Bank on December 22, 1994, 1,223,556 shares of Series A Preferred Stock that converted into 1,200,000 shares of Common Stock on May 1, 1995 upon the filing of a Certificate of Amendment to the Articles of Incorporation of the Registrant effecting the one-for-33.286962 reverse stock split (“Reverse Stock Split”) (constituting 30% of the combined voting power of all outstanding shares of capital stock on a fully diluted basis). Additionally, as described below, the Bank is entitled to participate together with investors in the private placement in certain demand and incidental registration rights with respect to future registered offerings by the Registrant of its capital stock and the Bank is entitled to participate in any future equity offerings by the Registrant to the extent required to maintain its then percentage equity ownership in the Registrant. The Registrant has a right of first refusal under the Stock Purchase Agreement with respect to any private sale or transfer of the shares held by the Bank.

     The private placement was effected pursuant to the terms of a Securities Purchase Agreement among the Registrant and the purchasers, dated as of December 22, 1994 (“the Securities Purchase Agreement”). The purchasers invested $1,600,000 consisting of $817,290 of Series A Preferred Stock and $782,710 of Notes. Sand and Sea Partners and Sea Fair Partners, California limited partnerships of which J. Christopher Lewis, a director of the Registrant, is general partner, each purchased 126,026 shares of Series A Preferred Stock for $103,000 in cash and $209,500 principal amount of Notes. Eli Broad, an over 10% shareholder of the Registrant at the time, purchased 168,036 shares of Series A Preferred Stock for $137,334 in cash and $37,666 principal amount of Notes; Alan Redhead, President and Chief Executive Officer and a director of the Registrant, purchased 352,384 shares of Series A Preferred Stock for $288,000 in cash; and Mark E. Segal, then Vice President - Finance, Chief Financial Officer and Secretary of the Registrant, purchased 39,154 shares of Series A Preferred Stock for $32,000 in cash. Each share of Series A Preferred Stock automatically converted into .980748 shares of Common Stock (or a total of 2,180,748 shares, approximately 55% of the outstanding Common Stock of the Registrant on a fully diluted basis) upon the effective date of the Reverse Stock Split. On April 28, 1995, the Registrant’s shareholders approved the Reverse Stock Split. A Certificate of Amendment to the Articles of Incorporation of the Registrant was filed on May 1, 1995 to effect the Reverse Stock Split.

     In October 1995, the Registrant effected a subscription rights offering (“Subscription Rights Offering”) in which shareholders who did not participate in the December 1994 private placement or otherwise were excluded by contract were offered rights to subscribe for 4.7215 shares of Common Stock for each share owned as of September 11, 1995 at a price of $.83 per share. 244,020 shares of Common Stock were purchased in the Subscription Rights Offering. The proceeds of the Subscription Rights Offering of $202,536.60 were used to redeem a portion of the Notes on a pro rata basis. The unredeemed portion of the Notes converted into 696,207 shares of Common Stock on October 30, 1995.

     Pursuant to the terms of the Stock Purchase Agreement and the Securities Purchase Agreement, the Registrant was obligated, to the extent permitted under applicable securities laws and subject to reasonable costs, to use its best efforts to register under the Securities Act of 1933 (“Securities Act”) the resale of the Common Stock issued upon the conversion of the Series A Preferred Stock and Notes and to maintain such registration for a reasonable period to facilitate resale. The Registrant effected such registration in December 1995 (the “Offering”).

     Also, the Registrant and the Bank entered into an Amendment to Stock Purchase Agreement dated as of August 1, 1995 (“Amendment”), amending the Stock Purchase Agreement by providing that the Registrant would, no later than November 15, 1995, register for resale the Common Stock held by the Bank pursuant to Rule 415 under the Securities Act and would file amendments in order to update it at any time for up to two years when requested in writing by the Bank, with the Registrant bearing all the expenses of such registration and updates up to certain limits. The Offering effected such registration. The purchasers of Series A Preferred Stock and Notes in the December 1994 private placement included in the Offering the shares of Common Stock received by them (i) upon conversion of the Series A Preferred Stock in connection with the Reverse Stock Split and (ii) to the extent the proceeds of the Subscription Rights Offering did not fully redeem the Notes. Certain other shareholders of the Registrant who had registration rights were also afforded an opportunity to include shares in the Offering, subject to the terms and conditions of such registration rights. The Registrant also agreed, in the Amendment, to issue the Bank securities equivalent in form if more than 600,000 shares of Common Stock in the aggregate are issued by the Registrant under the Registrant’s Omnibus Stock Plan or other similar plan, or otherwise, to directors, officers, employees, consultants, or other persons providing services to the Registrant for so long as the Bank or its permitted successor holds not less than 75% of the shares of Common Stock currently held by the Bank. Until August 1, 1996, the Bank would have paid only nominal consideration for any stock issued pursuant to the Amendment, and thereafter would, with certain exceptions, pay the same consideration as provided in any such issuance of shares in excess of the 600,000 share amount. See “Executive Compensation — The Omnibus Stock Plan.”

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

     Sea View and the Bank entered into a First Amendment to Amended and Restated Loan Agreement, dated as of August 1, 1995, which amended the covenant of Sea View regarding maintenance of “Minimum Free Cash Flow” during certain periods with respect to the accounting treatment of certain expenses, including expenses of the Offering and the Subscription Rights Offering.

     As a condition to the closing of the Stock Purchase Agreement and the Securities Purchase Agreement, Sand and Sea Partners, Sea Fair Partners and the Bank entered into a Shareholders and Noteholders Agreement dated as of December 22, 1994 (the “Shareholders Agreement”) pursuant to which Sand and Sea Partners and Sea Fair Partners agreed to vote their shares of the Registrant in a manner that would elect to the Board of Directors of the Registrant two individuals designated by the Bank until such time as the Bank holds less than 75% of its current holdings in Common Stock or repayment in full of the Registrant’s $3,400,000 indebtedness to the Bank. The Registrant’s three directors also agreed under the Shareholders Agreement, when requested by the Bank, to take all Board action and all steps necessary to assist shareholder action in order to elect two designees of the Bank to the Board of Directors, including increasing the size of the Board to six. Two Bank nominees were elected to the Board of Directors at the April 28, 1995 Annual Meeting of Shareholders. Such directors later resigned. The Shareholders Agreement is subject to the shareholders agreement dated April 10, 1990 (“1990 Shareholders Agreement”) among Sand and Sea Partners, Sea Fair Partners, John C. Cushman, III, and other investors in a 1990 private placement of Common Stock in the Registrant. The 1990 Shareholders Agreement provides that Sand and Sea Partners, Sea Fair Partners and other investors will cause certain representatives of the investor group to be nominated to the Board. During the fiscal year ended April 30, 1998, the balance of the Loan owed to the Bank was paid in full.

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

     In connection with the March 1999 note offering referenced below, the Registrant afforded such purchasers certain incidental and demand registration rights with respect to the securities of the Registrant acquired thereunder.

Certain Compensation Arrangements

     Reference is made to “Executive Compensation — Other Compensation Agreements” for a description of employment arrangements and other arrangements between the Registrant and certain officers and directors.

Certain Financing Arrangements

     On November 24, 1997, Sea View entered into a one-year, $1,000,000 unsecured line of credit agreement with Outside LLC, an entity affiliated J. Christopher Lewis, one of the Registrant’s principal shareholders and a member of its Board of Directors. Interest of 10% was paid on all amounts borrowed, as well as a commitment fee of 1.25% of the total line. The line was guaranteed by the Registrant and was paid in full on March 30, 1999. The line was used by Sea View for seasonal working capital needs as well as for certain renovations to Gladstone’s.

     The terms of the 1997 20-year concession agreement between the County of Los Angeles and Sea View, as amended, require Sea View to post a $2,000,000 letter of credit as a security deposit for rental payments due to the County. In the event that rents are not paid when due, the County may draw upon the letter of credit. The Registrant posted the letter of credit by utilizing cash collateral provided by Overhead Partners, L.P. (“Overhead”), an entity affiliated with J. Christopher Lewis. The collateral support of the letter of credit was extended through July 31, 1999. In consideration of providing the cash collateral, the Registrant paid Overhead 480,000 for the period November 1, 1997 through April 30, 1998, and $200,000 for the period May 1, 1998 through April 30, 1999. In the event that any amounts are drawn down on the letter of credit, such amounts will automatically convert into a debt obligation of the Registrant, payable with interest ninety days (or earlier under certain circumstances) from the date of such conversion.

     On March 30, 1999, the Registrant completed a private offering of $1,800,000 of subordinated, convertible notes (“Subordinated Notes”) to a limited number of existing shareholders of the Registrant who are “accredited investors” within the meaning of Regulation D promulgated under the Securities Act of 1933, as amended. The proceeds of the offering were used to retire existing indebtedness to Outside LLC, and to finance the renovations at Gladstone’s. The Subordinated Notes are immediately convertible into common stock of the Registrant at a rate of $1 per share, and pay interest at 5% per annum. The Registrant may pay interest on the Subordinated Notes in cash or in kind. All interest due as of March 31, 2001 was paid in kind by issuing a note with identical terms to the Subordinated Notes. The Subordinated Notes mature on March 30, 2003; provided, however, that the holders of the Subordinated Notes may elect to receive payment for fifty percent of the principal of the outstanding Subordinated Notes on March 30, 2002 to the extent debt outstanding to Lyon Credit Corporation — Senior Debt — has been paid in full. Purchasers included Alan Redhead, the Registrant’s Chairman of the Board and Chief Executive Officer, who purchased $100,000 of Subordinated Notes; Sand and Sea Partners, an over 5% shareholder of the Registrant and which is affiliated with J. Christopher Lewis, which purchased $775,000 of Subordinated Notes; a family trust of which Jefferson W. Asher, Jr., a director of the Registrant, is trustee, which purchased $25,000 of Subordinated Notes; Eli Broad, an over 5% shareholder of the Registrant, who purchased $500,000 of Subordinated Notes; and a family trust of which John C. Cushman III, who may be deemed an over 5% shareholder of the Registrant, is trustee, which purchased $150,000 of Subordinated Notes.

     On March 22, 2000, Sea View entered into a four-month, $250,000 line of credit agreement with Space Partners, an entity affiliated with J. Christopher Lewis. This agreement provided for interest of 10% on all amounts borrowed, required a commitment fee of $2,500 and was guaranteed by the Registrant. Interest expense associated with the agreement totaled $1,666 for fiscal year 2000. At April 30, 2000, the outstanding balance was $100,000. During fiscal year 2001 the entire borrowed amount was repaid.

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, in the State of California, on August 27, 2001.

CALIFORNIA BEACH RESTAURANTS, INC.

By:	/s/ Alan Redhead

Alan Redhead, Chief Executive Officer and Chief Financial Officer