Form 10-Q
period 2001-07-31
CALIFORNIA BEACH RESTAURANTS INC
filed 2001-09-17
CIK 738274

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended July 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________________ to ________________


                         Commission file number 0-12226


                       CALIFORNIA BEACH RESTAURANTS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          CALIFORNIA                                            95-2693503
 ------------------------------                           ----------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                           Identification Number)

          17383 Sunset Boulevard, Suite 140, Pacific Palisades, CA 90272
          -------------------------------------------------------------
              (Address and zip code of Principal executive offices)

                                 (310) 459-9676
          -------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days.

                         Yes [X]             No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                                                   Number of Shares Outstanding
           Class                                        at August 29, 2001
           -----                                   -----------------------------
Common Stock, $.01 par value                                 3,400,927
----------------------------                       -----------------------------

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                                  JULY 31, 2000


                                      INDEX


                                                                          Page Number
                                                                          -----------
Part I - FINANCIAL INFORMATION

        Item 1.  Financial Statements (Unaudited)

                 Consolidated Balance Sheets at July 31, 2001
                 and April 30, 2001............................................3

                 Consolidated Statements of Income for the
                 Three Months Ended July 31, 2001 and 2000.....................5

                 Consolidated Statements of Cash Flows for the
                 Three Months Ended July 31, 2001 and 2000.....................6

                 Notes to Consolidated Financial Statements....................7

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...........................9

        Item 3.  Quantitative and Qualitative Disclosures about Market Risk...11


Part II - OTHER INFORMATION

        Item 1.  Legal Proceedings............................................12

        Item 2.  Changes in Securities and Use of Proceeds ...................12

        Item 3.  Defaults Upon Senior Securities..............................12

        Item 4.  Submission of Matters to a Vote of Security Holders..........12

        Item 5.  Other Information............................................12

        Item 6.  Exhibits and Reports on Form 8-K.............................12

        Signature Page........................................................13

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                      July 31, 2001        April 30, 2001
                                                      -------------        --------------
                                                       (Unaudited)               (1)
Current Assets:

    Cash                                               $  612,000            $  221,000
    Trade and other receivables                           125,000                42,000
    Inventories                                           252,000               231,000
    Prepaid expenses                                      280,000               265,000
                                                       ----------            ----------

      Total current assets                              1,269,000               759,000


Fixed Assets (at cost) - net of accumulated
      depreciation and amortization                     2,711,000             2,797,000


Other Assets
                                                          165,000               166,000
                                                       ----------            ----------

                                                       $4,145,000            $3,722,000
                                                       ==========            ==========

The accompanying notes to consolidated financial statements are an integral part of this statement.


(1) The April 30, 2001 amounts have been extracted from the Company's Annual Report on Form 10-K for the year ended April 30, 2001.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                         July 31, 2001           April 30, 2001
                                                         -------------           --------------
                                                          (Unaudited)                 (1)
Current Liabilities:

    Accounts payable                                     $    964,000             $    666,000
    Accrued liabilities                                       950,000                  885,000
    Line of credit - bank                                          --                   63,000
    Current portion of note payable                           212,000                  207,000
                                                         ------------             ------------

      Total current liabilities                             2,126,000                1,821,000

Note payable, less current portion                            538,000                  585,000
Subordinated convertible notes                              1,890,000                1,890,000
Deferred rent                                                 356,000                  361,000
Other liabilities                                                  --                    9,000

Stockholders' Deficit:

    Common stock, $.01 par value, authorized
    25,000,000 shares, issued and outstanding
    3,401,000 shares at July 31, 2001
    and at April 30, 2001                                      34,000                   34,000


    Additional paid-in capital                             13,175,000               13,175,000

    Accumulated deficit                                   (13,974,000)             (14,153,000)
                                                         ------------             ------------

      Total stockholders' deficit                            (765,000)                (944,000)
                                                         ------------             ------------

                                                         $  4,145,000             $  3,722,000
                                                         ============             ============

The accompanying notes to consolidated financial statements are an integral part of this statement.

(1) The April 30, 2001 amounts have been extracted from the Company's Annual Report on Form 10-K for the year ended April 30, 2001.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                                     Three Months Ended July 31,
                                                                 ----------------------------------
                                                                     2001                   2000
                                                                 -----------             ----------
Sales                                                            $ 3,896,000             $3,905,000

Costs and Expenses:

    Cost of goods sold                                             3,344,000              3,267,000
    Selling, general and administrative                              220,000                249,000
    Depreciation and amortization                                    105,000                 90,000
                                                                 -----------             ----------
                                                                     227,000                299,000


Other income (expenses):

    Interest expense                                                 (47,000)               (56,000
                                                                 -----------             ----------

Income  before income taxes                                          180,000                243,000

Provision for income taxes                                            (1,000)                    --
                                                                 -----------             ----------

Net Income                                                       $   179,000             $  243,000
                                                                 ===========             ==========


Net Income per common share:
    Basic                                                        $       .05             $      .07
                                                                 ===========             ==========

    Diluted                                                      $       .04             $      .05
                                                                 ===========             ==========

Weighted average number of common shares outstanding:
    Basic                                                          3,401,000              3,401,000

    Diluted                                                        5,291,000              5,201,000

The accompanying notes to consolidated financial statements are an integral part of this statement.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                Three Months Ended July 31,
                                                              -------------------------------
                                                                2001                  2000
                                                              ---------             ---------
Operating activities:
Net income                                                    $ 179,000             $ 243,000

Adjustments to reconcile net income
to cash provided by operations:

    Depreciation and amortization                               105,000                90,000

Changes in operating assets and liabilities:

    Trade and other receivables                                 (83,000)               31,000
    Inventories                                                 (21,000)                1,000
    Prepaid expenses                                            (15,000)               (7,000)
    Other assets                                                  1,000                 1,000
    Accounts payable                                            298,000              (108,000)
    Accrued liabilities                                          65,000               333,000
    Deferred rent                                                (5,000)               (5,000)
    Other liabilities                                            (9,000)                   --
                                                              ---------             ---------

Cash provided by operations                                     515,000               579,000
                                                              ---------             ---------

Investing activities:
    Additions to fixed assets                                   (18,000)              (30,000)
                                                              ---------             ---------

    Net cash used in investing activities                       (18,000)              (30,000)
                                                              ---------             ---------

Financing activities:
     Principal payments on borrowings                          (106,000)             (145,000)
                                                              ---------             ---------

     Net cash used in financing activities                     (106,000)             (145,000)
                                                              ---------             ---------
Net increase in cash                                            391,000               404,000
Cash at beginning of period                                     221,000               102,000
                                                              ---------             ---------

Cash at end of period                                         $ 612,000             $ 506,000
                                                              =========             =========

Supplemental disclosures of cash flow information:

Cash paid during the period for:

    Interest                                                  $  44,000             $  56,000
                                                              =========             =========
    Income taxes                                              $   1,000             $      --
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

The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and article 10 of Regulation S-X and do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial position and results of operations. The results of operations for the three month period ended July 31, 2001 may not be indicative of the results that may be expected for the year ending April 30, 2002. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended April 30, 2001.


NOTE B - ACCOUNTING PERIODS

The Company's restaurant operations are conducted through its wholly-owned subsidiary, Sea View Restaurants, Inc. ("Sea View"). The Company's consolidated financial statements for the three months ended July 31, 2001 and 2000 include Sea View's operations for the twelve weeks ended July 26, 2001 and July 20, 2000, respectively.


NOTE C - FIXED ASSETS

                                                         July 31, 2001           April 30, 2001
                                                         -------------           --------------
Leasehold improvements                                      4,676,000               4,664,000
Furniture and equipment                                     2,146,000               2,140,000
                                                          -----------             -----------
                                                            6,822,000               6,804,000

Less accumulated depreciation and amortization             (4,111,000)             (4,007,000)
                                                          -----------             -----------

                                                          $ 2,711,000             $ 2,797,000
                                                          ===========             ===========

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE D - BASIC AND DILUTED EARNINGS PER COMMON SHARE

The Company presents two earnings per share amounts, basic earnings per common share and diluted earnings per common share. Basic earnings per common share includes only the weighted average shares outstanding and excludes the dilutive effect of options, warrants and convertible securities. The following table sets forth the computation of basic and diluted earnings per common share for the three months ended July 31, 2001 and 2000:

                                                                  July 31, 2001         July 31, 2000
                                                                  -------------         -------------
BASIC EARNINGS PER COMMON SHARE:
Net income available to common shareholders                         $  179,000            $  243,000
Weighted average shares outstanding                                  3,401,000             3,401,000
                                                                    ----------            ----------

Basic earnings per common share                                     $     0.05            $     0.07
                                                                    ==========            ==========

DILUTED EARNINGS PER COMMON SHARE:
Net income available to common shareholders                         $  179,000            $  243,000
Interest on convertible debt, net of tax                                24,000                23,000
Adjusted net income available to common shareholders                   203,000               266,000
assuming conversion
                                                                    ----------            ----------

Weighted average shares outstanding                                  3,401,000             3,401,000
Effect of dilutive securities (convertible debt)                     1,890,000             1,800,000
                                                                    ----------            ----------
Adjusted weighted average shares and assumed conversions
                                                                     5,291,000             5,201,000
                                                                    ==========            ==========

Diluted earnings per share                                          $     0.04            $     0.05
                                                                    ==========            ==========


The shares related to the stock options are excluded due to their antidilutive effect as a result of the option's exercise price being greater than the average market price of the common shares for the three months ended July 31, 2001 and 2000.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS


RESTAURANT REVENUES

Restaurant operations include the results of Gladstone's 4 Fish ("Gladstone's") in Pacific Palisades, California and RJ's - Beverly Hills in Beverly Hills, California.

Total sales for the three months ended July 31, 2001 were $3,896,000 compared with $3,905,000 for the same period last year, a decrease of $9,000 or less than 1%.

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

Cost of goods sold for the three months ended July 31, 2001 was $3,344,000, or 85.8% as a percentage of sales, compared with $3,267,000, or 83.7% as a percentage of sales, during the same period last year. The increase in cost of goods sold as a percentage of sales for the three months ended July 31, as compared to the comparable period in 2000 is the result of an increases in labor, utilities, and insurance costs. Additionally, in the three months ended July 31, 2001 the Company's utility costs and property taxes, were higher than the same period last year. The Company has experienced higher energy costs due to escalating costs of energy in California. Property taxes have gone up because of the increase in value of real property in the area where Company's Gladstone's restaurant is located beginning in the Fiscal year 2000.

Cost of goods sold as a percentage of sales have historically been slightly lower during the first and second quarters due to additional economies of scale that can be achieved with labor when sales levels are higher. For the fiscal year ended April 30, 2001, cost of goods sold, as a percentage of sales, was 89.2%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by $29,000 or 11.7% to $220,000 during the three months ended July 31, 2001, as compared to $249,000 during the comparable period in the prior fiscal year. The decrease is attributable primarily to the reduction in the Registrant's legal fees and officers salaries in the current period as compared to the same period in the prior year.

DEPRECIATION EXPENSE

Depreciation expense increased by $15,000 from $90,000 during the three months ended July 31, 2000 to $105,000 for the three months ended July 31, 2001 or 15.6%. The increase is attributable to depreciation on the Gladestone's renovations completed in late Fiscal 2000 and Fiscal 2001 additions to fixed assets.


INTEREST EXPENSE


Interest expense has decreased $9,000 or 16.1% from $56,000 for the three months ended July 31, 2000 to $47,000 for the three months ended July 31, 2001. This was due primarily to reduction of outstanding debt with Lyon Credit Corporation.


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

The Registrant has entered into an agreement for tenant improvement and equipment financing with Lyon Credit Corporation ("TI Facility"). The terms of the agreement provide for financing of $1,089,000, to be repaid over a 5 year period with interest at the rate of 9.94%. This financing is secured by certain tenant improvements and equipment. At July 31, 2001, the balance due under the TI Facility was $750,000.

On June 22, 2001, the Registrant extended for fifteen months, a $500,000 revolving line of credit agreement with US Bank (formerly Santa Monica Bank) originally entered into in June 2000,(the

"Agreement"). The Agreement provides for interest at prime plus 1% on all amounts borrowed, requires a commitment fee of 1/2%, and is secured by certain assets of the Registrant, including its license agreement with MCA for use of the name Gladstone's. The line of credit is also guaranteed by Sea View. The Agreement requires the Registrant to comply with certain cash flow and liquidity covenants, and includes a 60 consecutive days out of debt requirement. The Registrant utilized $437,500 of the capacity of the revolving line of credit as collateral support for a letter of credit issued by US Bank (formerly Santa Monica Bank) pursuant to the Concession Agreement. The letter of credit expires in one year and requires a commitment fee of 1%. At July 31, 2001, the Registrant had $62,500 of available funds from the revolving line of credit.

The Agreement also provides for a $200,000 increase in the maximum amount of the line of credit from $500,000 to $700,000. The additional increase will only be available to the Registrant during the period January 1, 2002 through April 30, 2002. After this period which the line of credit will revert to its original $500,000 borrowing limit.

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

                    None


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

                                 California Beach Restaurants, Inc. (Registrant)



Dated:  September  6, 2001       By: /s/ Alan Redhead
                                    --------------------------------------------
                                     Alan Redhead
                                     Chief Executive Officer
                                     Chief Financial Officer

INDEX TO EXHIBITS


ITEM
NUMBER            DESCRIPTION
------            -----------
        All filings were made at the commission's office in Washington D.C.; The
        Registrant's SEC file number is 0-12226.