Form 10-Q
period 2001-10-31
CALIFORNIA BEACH RESTAURANTS INC
filed 2001-12-14
CIK 738274

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 31, 2001

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________________________ to _________________________

Commission file number 0-12226

CALIFORNIA BEACH RESTAURANTS, INC.

(Exact name of Registrant as specified in its charter)

CALIFORNIA	95-2693503

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

17383 Sunset Boulevard, Suite 140, Pacific Palisades, CA 90272

(Address and zip code of Principal executive offices)

(310) 459-9676

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days.

Yes  [X]            No  [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Number of Shares Outstanding
Class	at December 12, 2001,

Common Stock, $.01 par value	3,401,227

CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

October 31, 2001

INDEX

CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Assets

	October 31, 2001	April 30, 2001

	(Unaudited)	(1)
Current Assets:
Cash and cash equivalents	$209,000	$221,000
Trade and other receivables	70,000	42,000
Inventories	236,000	231,000
Prepaid expenses	149,000	265,000

Total current assets	664,000	759,000
Fixed assets (at cost) — net of accumulated depreciation and amortization	2,616,000	2,797,000
Other assets	164,000	166,000

	$3,444,000	$3,722,000

The accompanying notes to consolidated financial statements are an integral part of this statement.

(1)	The April 30, 2001 amounts have been extracted from the Company’s Annual Report on Form 10-K for the year ended April 30, 2001.

CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Liabilities and Stockholders’ Equity

	October 31, 2001	April 30, 2001

	(Unaudited)	(1)
Current Liabilities:
Accounts payable	$575,000	$666,000
Accrued liabilities	669,000	885,000
Current portion of note payable	217,000	207,000
Revolving line of credit	—	63,000

Total current liabilities	1,461,000	1,821,000
Subordinated convertible notes	1,890,000	1,890,000
Note payable, less current portion	499,000	585,000
Deferred rent	351,000	361,000
Other liabilities	—	9,000
Stockholders’ Equity:
Common stock, $.01 par value, authorized 25,000,000 shares, issued and outstanding, 3,401,000 shares at October 31, 2001 and at April 30, 2001	34,000	34,000
Additional paid-in capital	13,175,000	13,175,000
Accumulated deficit	(13,966,000)	(14,153,000)

Total stockholders’ deficit	(757,000)	(944,000)

	$3,444,000	$3,722,000

The accompanying notes to consolidated financial statements are an integral part of this statement.

(1)	The April 30, 2001 amounts have been extracted from the Company’s Annual Report on Form 10-K for the year ended April 30, 2001.

CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,

	2001	2000	2001	2000

Sales	$3,267,000	$3,709,000	$7,163,000	$7,614,000
Costs and expenses:
Cost of goods sold	2,920,000	3,115,000	6,264,000	6,382,000
Selling, general and administrative	190,000	283,000	410,000	532,000
Depreciation and amortization	105,000	101,000	210,000	191,000

Operating income	52,000	210,000	279,000	509,000
Interest expense	(43,000)	(47,000)	(90,000)	(103,000)

Income before income taxes	9,000	163,000	189,000	406,000
Provision for income taxes	—	(2,000)	(1,000)	(2,000)

Net income	$9,000	$161,000	$188,000	$404,000

Net income per common share (basic ):	$.01	$.05	$.06	$.12

Net income per common share (diluted):	$.01	$.03	$.04	$.08

Weighted average number of common shares outstanding:
Basic	3,401,000	3,401,000	3,401,000	3,401,000

Diluted	5,291,000	5,201,000	5,291,000	5,201,000

The accompanying notes to consolidated financial statements are an integral part of this statement.

CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended October 31, 2001

(Unaudited)

	2001	2000

Cash flows from operating activities:
Net income	$188,000	$404,000
Adjustments to reconcile net income to cash provided by operations:
Depreciation and amortization	210,000	191,000
Changes in operating assets and liabilities:
Trade and other receivables	(28,000)	12,000
Inventories	(5,000)	(3,000)
Prepaid expenses	116,000	4,000
Other assets	2,000	2,000
Accounts payable	(91,000)	(347,000)
Accrued liabilities	(216,000)	259,000
Deferred rent	(10,000)	(10,000)
Other liabilities	(9,000)	(54,000)

Cash provided by operations	157,000	458,000

Investing activities:
Additions to fixed assets	(27,000)	(76,000)

Net cash used in investing activities	(27,000)	(76,000)

Financing activities:
Principal payments on borrowings	(142,000)	(193,000)

Net cash used in financing activities	(142,000)	(193,000)

Net (decrease) increase in cash	(12,000)	189,000
Cash and cash equivalents at beginning of period	221,000	102,000

Cash and cash equivalents at end of period	$209,000	$291,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$90,000	$103,000

Income taxes	$1,000	$2,000

The accompanying notes to consolidated financial statements are an integral part of this statement

CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.- BASIS OF PRESENTATION

The unaudited consolidated financial statements presented herein include the accounts of California Beach Restaurants, Inc., and its wholly-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated.

The unaudited consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company’s financial position and results of operations. The results of operations for the six month period ended October 31, 2001 may not be indicative of the results that may be expected for the year ending April 30, 2002. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year-ended April 30, 2001.

NOTE 2.- EARNINGS PER SHARE

Subordinated convertible notes are convertible into common stock at a rate of $1 per share and thus have potential for dilution on earnings. The following table explains the effect of this on weighted average number of common shares outstanding.

	Three months ended	Six months ended
	October 31, 2001	October 31, 2001

Net Income-basic	$9,000	$188,000
Add back interest expense from convertible note	24,000	48,000

Net Income-diluted	$33,000	$236,000

Weighted Average outstanding common shares-basic	3,401,000	3,401,000
Shares issuable upon exercise of conversion	1,890,000	1,890,000

Weighted Average outstanding common shares-diluted	5,291,000	5,291,000

	Three months ended	Six months ended
	October 31, 2000	October 31, 2000

Net Income-basic	$161,000	$404,000
Add back interest expense from convertible note	14,000	28,000

Net Income-diluted	$175,000	$432,000

Weighted Average outstanding common shares-basic	3,401,000	3,401,000
Shares issuable upon exercise of conversion	1,800,000	1,800,000

Weighted Average outstanding common shares-diluted	5,201,000	5,201,000

Options to purchase common stock outstanding at October 31, 2001 and 2001 had exercise prices greater than the average market price of common stock for the three and six month periods then ended. These options were excluded from the respective computations of diluted earnings per share because their effect would be anti-dilutive.

NOTE 3. — ACCOUNTING PERIODS

The Company’s restaurant operations are conducted through its wholly-owned subsidiary, Sea View Restaurants, Inc. (“Sea View”). The Company’s consolidated financial statements for the three months and six months ended October 31, 2001 and 2000 include Sea View’s operations for the twelve weeks and twenty-four weeks ended October 12, 2001 and October 14, 2000, respectively.

NOTE 4. — FIXED ASSETS

	October 31, 2001	April 30, 2001

Leasehold improvements	4,676,000	4,664,000
Furniture and equipment	2,155,000	2,140,000

	6,831,000	6,804,000
Less accumulated depreciation and amortization	(4,215,000)	(4,007,000)

	$2,616,000	$2,797,000

CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Restaurant Revenues

Restaurant operations include the results of Gladstone’s 4 Fish (“Gladstone’s”) in Pacific Palisades, California and RJ’s — Beverly Hills in Beverly Hills, California.

Total sales for the three months ended October 31, 2001 were $3,267,000 compared with $3,709,000 for the same period last year, a decrease of $442,000 or 11.9%. For the six months ended October 31, 2001, total sales were $7,163,000 compared with $7,614,000 for the same period last year, a decrease of $451,000 or 6.0%. The tragic events of September 11, 2001 and resulting decline in travel combined with the current economic recession that started earlier this year, have significantly impacted customer traffic at our restaurants resulting in lower sales and cash flow for the second quarter of fiscal year 2002.

Historically as a result of typically more favorable weather and higher tourism during the summer months from May through September, the Registrant’s sales and operating profits have been higher in the first and second quarters of its fiscal year.

Cost of Goods Sold

Cost of goods sold includes all food, beverages, liquor, direct labor and other operating expenses, including rent, of the Registrant’s restaurant operations.

Cost of goods sold for the three months ended October 31, 2001 was $2,920,000, or, as a percentage of sales, 89.4% compared with $3,115,000, or, as a percentage of sales, 84.0% during the same period last year. Cost of goods sold for the six months ended October 31, 2001 was $6,264,000, or, as a percentage of sales, 87.4% compared with $6,382,000, or, as a percentage of sales, 83.8% during the same period last year.

The increase in cost of goods sold as a percentage of sales compared with same period last year is attributable to the increases in general liability insurance, workers compensation insurance, and rent as a percentage of sales      .Cost of goods sold will typically be slightly lower during the first and second quarters due to additional economies of scale that can be achieved with labor and certain other costs when sales levels are higher. For the fiscal year ended April 30, 2001, cost of goods sold, as a percentage of sales, was 89.2%.

Selling, General and Administrative Expenses

For the three months ended October 31, 2001, selling, general and administrative expenses were $190,000 compared with $283,000 for the same period last year, a decrease of $93,000 or 32.9%. For the six months ended October 31, 2001, selling, general and administrative expenses were $410,000 compared with $532,000 for the same period last year, a decrease of $122,000 or 22.9%. The decrease in selling, general and administrative expenses for the three and six month periods ended October 31, 2001 as compared to the comparable periods in the prior year is primarily attributable to reduced costs associated with legal matters and reduction in Registrant’s Chief Executive Officers’ compensation.

Interest Expense

For the three and six months ended October 31, 2001, interest expense was $43,000 and $90,000, respectively. Interest expense for the three and six months ended October 31, 2000 was $47,000 and $103,000, respectively. The decrease in interest expense for the three and six month periods ended October 31, 2001,as compared to the comparable periods in the prior year, is attributable to the reduction in the outstanding balance of the Loan with Lyon Credit Corporation from $897,000 at October 31,2000 to $716,000 at October 31,2001.

Liquidity and Capital Resources

On March 30, 1999, the Registrant completed a $1,800,000 private offering of subordinated, convertible notes (“Subordinated Notes”) to a limited number of existing shareholders of the Registrant who are “accredited investors” within the meaning of Regulation D promulgated under the Securities Act of 1933, as amended. The proceeds of the offering were used to retire existing indebtedness, and to finance the renovations at Gladstone’s. The Subordinated Notes are immediately convertible into common stock of the Registrant at a rate of $1 per share, and pay interest at 5% per annum. The Registrant may pay interest on the Subordinated Notes in cash or in kind. The Subordinated Notes mature on March 30, 2003; provided, however, that the holders of the Subordinated Notes may elect to receive payment for fifty percent of the outstanding Subordinated Notes on March 30, 2002 to the extent debt outstanding to Lyon Credit Corporation has been paid in full. The payment of the principal and interest on the Subordinated Notes is junior and subordinate to the prior payment in full of all indebtedness of the Company to Lyon Credit Corporation.

In addition in 1999, the Registrant entered into an agreement for tenant improvement and equipment financing with Lyon Credit Corporation (“TI Facility”). The terms of the agreement provide for the extension of up to $1,089,000 of credit, to be repaid over a 5 year period with interest at the rate of 9.94%.This financing is secured by certain tenant improvements and equipment. At October 31, 2001, the balance due under the TI Facility was $716,000.

On June 22, 2001, the Registrant extended for fifteen months, a $500,000 revolving line of credit agreement with US Bank (formerly Santa Monica Bank) originally entered into in June 2000,(the “Agreement”). The Agreement provides for interest at prime plus 1% on all amounts borrowed, requires a commitment fee of 1/2%, and is secured by certain assets of the Registrant, including its license agreement with MCA for use of the name Gladstone’s. The line of credit is also guaranteed by Sea View. The Agreement requires the Registrant to comply with certain cash flow and liquidity covenants, and includes a 60 consecutive days out of debt requirement. The Registrant utilized $437,500 of the capacity of the revolving line of credit as collateral support for a letter of credit issued by US Bank (formerly Santa Monica Bank) pursuant to the Concession Agreement. The letter of credit expires in one year and requires a commitment fee of 2%. At October 31, 2001, the Registrant had no borrowing under line of credit.

The Agreement also provides for a $200,000 increase in the maximum amount of the line of credit from $500,000 to $700,000. The additional increase will only be available to the Registrant during the period December 1, 2001 through April 30, 2002.After this period which the line of credit will revert to its original $500,000 borrowing limit. At October 31, 2001, the Registrant had no borrowings outstanding under the line of credit.

The Registrant is exploring various opportunities to expand its operations. The Registrant’s ability to expand is subject to the availability of debt or equity financing on terms that are acceptable to the Registrant. There can be no assurance that such financing will be available.

Capital expenditures for the six months ended October 31, 2001 totaled $27,000.

Special Note Regarding Forward Looking Statements

Except for the historical information contained herein, certain statements in this Form 10-Q, including statements in this Item are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Registrant, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Registrant’s ability to generate an operating profit based on the terms of the Concession Agreement; that its principal source of cash is funds generated from operations; that restaurants historically have represented a high risk investment in a very competitive industry; general and local economic conditions, which can, among other things, impact tourism, consumer spending and restaurant revenues; weather and natural disasters, such as earthquakes and fires, which can impact sales at the Registrant’s restaurants; quality of management; changes in, or the failure to comply with, governmental regulations; unexpected increases in the cost of key food products, labor and other operating expenses in connection with the Registrant’s business; and other factors referenced in this Form 10-Q and the Registrant’s other filings with the SEC.

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

     None

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

Reports on Form 8-K None

CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

Signature(s)

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

California Beach Restaurants, Inc. (Registrant)

Dated: December 13, 2001	By:	/s/ Alan Redhead

Alan Redhead Chief Executive Officer Chief Financial Officer