Form 10-Q
period 2002-01-31
CALIFORNIA BEACH RESTAURANTS INC
filed 2002-03-15
CIK 738274

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 31, 2002
                                        ----------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ---------------    ------------------

                         Commission file number 0-12226
                                                -------

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

                            Yes [X]      No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                                                    Number of Shares Outstanding
          Class                                           at March 6, 2002
          -----                                          ------------------

Common Stock, $.01 par value                                  3,400,926
----------------------------                             ------------------

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                                JANUARY 31, 2002

                                      INDEX


Part I - FINANCIAL INFORMATION                                                  Page Number
                                                                                -----------

   Item 1.    Financial Statements (Unaudited)
              --------------------------------

              Consolidated Balance Sheets at January 31, 2002
              and April 30, 2001..........................................................3

              Consolidated Statements of Operations for the
              Three Months Ended and Nine Months Ended
              January 31, 2002 and 2001...................................................5

              Consolidated Statements of Cash Flows for the
              Nine Months Ended January 31, 2002 and 2001.................................6

              Notes to Consolidated Financial Statements..................................7

   Item 2.    Management's Discussion and Analysis of Financial
              -------------------------------------------------
              Condition and Results of Operations.........................................9
              -----------------------------------

   Item 3.    Quantitative and Qualitative Disclosures about Market Risk.................13
              ----------------------------------------------------------

Part II - OTHER INFORMATION

   Item 1.    Legal Proceedings..........................................................13
              -----------------

   Item 2.    Changes in Securities and Use of Proceeds..................................13
              -----------------------------------------

   Item 3.    Defaults Upon Senior Securities............................................14
              -------------------------------

   Item 4.    Submission of Matters to a Vote of Security Holders........................14
              ---------------------------------------------------

   Item 5.    Other Information..........................................................14
              -----------------

   Item 6.    Exhibits and Reports on Form 8-K...........................................14
              --------------------------------

   Signature Page........................................................................15

                                       2

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                January 31, 2002  April 30, 2001
                                                  -------------   -------------
                                                   (Unaudited)         (1)
Current Assets:

     Cash                                         $    232,000    $    221,000
     Trade and other receivables                        97,000          42,000
     Inventories                                       232,000         236,000
     Prepaid expenses                                  189,000         269,000
                                                  -------------   -------------

       Total current assets                            750,000         759,000

Fixed Assets (at cost) - net of accumulated
     depreciation and amortization                   2,485,000       2,797,000

     Other assets                                      167,000         166,000
                                                  -------------   -------------

                                                  $  3,402,000    $  3,722,000
                                                  =============   =============

The accompanying notes to consolidated financial statements are an integral part of this statement.

(1) The April 30, 2001 amounts have been extracted from the Company's Annual Report on Form 10-K for the year ended April 30, 2001.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                 January 31, 2002 April 30, 2001
                                                   -------------   -------------
                                                    (Unaudited)         (1)
Current Liabilities:

     Accounts payable                              $    559,000    $    666,000
     Accrued liabilities                                759,000         885,000
     Notes Payable-Related Party                        300,000              --
      Current portion of note payable                   222,000         207,000
      Revolving Line of credit                          262,000          63,000
                                                   -------------   -------------

       Total current liabilities                      2,102,000       1,821,000

     Note payable, less current portion                 424,000         585,000
     Subordinated convertible notes                   1,890,000       1,890,000
     Deferred rent                                      344,000         361,000
     Other liabilities                                       --           9,000

Stockholders' (Deficit):

     Common stock, $.01 par value, authorized
       25,000,000 shares, issued and outstanding,
       3,401,000 shares at January 31, 2002 and
       at April 30, 2001                                 34,000          34,000

     Additional paid-in capital                      13,175,000      13,175,000

     Accumulated deficit                            (14,567,000)    (14,153,000)
                                                   -------------   -------------

       Total stockholders' (deficit)                 (1,358,000)       (944,000)
                                                   -------------   -------------
                                                   $  3,402,000    $  3,722,000
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

(1) The April 30, 2001 amounts have been extracted from the Company's Annual Report on Form 10-K for the year ended April 30, 2001.


                                  CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      (UNAUDITED)


                                                             Three Months Ended              Nine Months Ended
                                                                 January 31,                     January 31,
                                                        -----------------------------   -----------------------------
                                                            2002            2001            2002             2001
                                                        -------------   -------------   -------------   -------------
Sales                                                   $  2,836,000    $  3,346,000    $  9,999,000    $ 10,960,000

Costs and expenses:

     Cost of goods sold                                    3,027,000       3,272,000       9,291,000       9,654,000
     Selling, general and administrative                     247,000         272,000         657,000         804,000
     Depreciation                                            138,000         137,000         346,000         326,000
     Amortization of intangible assets                         2,000           1,000           4,000           3,000
                                                        -------------   -------------   -------------   -------------
                                                            (578,000)       (336,000)       (299,000)        173,000

Other expenses:

     Interest expense                                        (30,000)        (49,000)       (120,000)       (152,000)

Income (loss) before income taxes                           (608,000)       (385,000)       (419,000)         21,000
Benefit (provision) for income taxes                           6,000          (1,000)          5,000          (3,000)
                                                        -------------   -------------   -------------   -------------

Net Income (loss)                                       ($   602,000)   ($   386,000)   ($   414,000)   $     18,000
                                                        =============   =============   =============   =============

Net Income (loss) per common share:
     Basic                                              ($       .18)   ($       .11)   ($       .12)   $        .01
                                                        =============   =============   =============   =============
Diluted                                                 ($       .18)   ($       .11)   ($       .12)   $        .00
                                                        =============   =============   =============   =============

Weighted average number of common shares outstanding:
     Basic                                                 3,401,000       3,401,000       3,401,000       3,401,000
                                                        =============   =============   =============   =============
     Diluted                                               3,401,000       3,401,000       3,401,000       5,291,000
                                                        =============   =============   =============   =============

         The accompanying notes to consolidated financial statements are an integral part of this statement.

                                                          5

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          NINE MONTHS ENDED JANUARY 31,

                                   (UNAUDITED)

                                                            2002         2001
                                                         ----------   ----------
Cash flows from operating activities:

Net Income (loss)                                        ($414,000)   $  18,000
Adjustments to reconcile net income (loss)
to cash provided by (used in) operations:
     Depreciation and amortization                         350,000      329,000
Changes in operating assets and liabilities:
     Trade and other receivables                           (55,000)      32,000
     Inventories                                                --        5,000
     Prepaid expenses                                       76,000      (17,000)
     Other assets                                           (4,000)       3,000
     Accounts payable                                     (107,000)    (288,000)

      Accrued liabilities                                 (126,000)     267,000
Deferred rent                                              (17,000)     (17,000)
     Other liabilities                                      (9,000)     (56,000)
                                                         ----------   ----------

Cash provided by (used in) operations                     (307,000)     276,000
                                                         ----------   ----------

Investing activities:
     Additions to fixed assets                             (35,000)     (97,000)
                                                         ----------   ----------

 Net cash used in investing activities                     (35,000)     (97,000)
                                                         ----------   ----------

Financing activities:

      Borrowings                                           499,000           --
      Principal payments on borrowings                    (146,000)    (251,000)
                                                         ----------   ----------

Net cash provided by (used in) financing activities        353,000     (251,000)
                                                         ----------   ----------

Net (decrease) increase in cash                             11,000      (72,000)
Cash at beginning of period                                221,000      102,000
                                                         ----------   ----------

Cash at end of period                                    $ 232,000    $  30,000
                                                         ==========   ==========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
     Interest                                            $ 120,000    $  78,000
                                                         ==========   ==========

     Income taxes                                        $      --    $      --
                                                         ==========   ==========

The accompanying notes to consolidated financial statements are an integral part of this statement

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

BASIS OF PRESENTATION

The unaudited consolidated financial statements presented herein include the accounts of California Beach Restaurants, Inc., and its wholly-owned subsidiaries (the "Company" or "Registrant"). All significant intercompany accounts and transactions have been eliminated.

The unaudited consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States and the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial position and results of operations. The results of operations for the three and nine month periods ended January 31, 2002 may not be indicative of the results that may be expected for the year ending April 30, 2002. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year-ended April 30, 2001.

ACCOUNTING PERIODS

The Company's restaurant operations are conducted through its wholly-owned subsidiary, Sea View Restaurants, Inc. ("Sea View"). The Company's consolidated financial statements for the three months and nine months ended, for each of January 31, 2002 and 2001 include Sea View's operations for the sixteen weeks and forty weeks ended, for each of February 7, 2002 and February 1, 2001, respectively.

FIXED ASSETS

                                               January 31, 2002   April 30, 2001
                                                 --------------   --------------

Leasehold improvements                           $   4,676,000    $   4,664,000
Furniture and equipment                              2,163,000        2,140,000
                                                 --------------   --------------

                                                     6,839,000        6,804,000
Less accumulated depreciation and amortization      (4,354,000)      (4,007,000)
                                                 --------------   --------------

                                                 $   2,485,000    $   2,797,000
                                                 ==============   ==============

EARNINGS PER SHARE

Subordinated convertible notes are convertible into common stock at a rate of $1 per share and thus have potential for dilution on earnings. However because of the net loss in both three months ended January 31, 2002 and 2001 and nine months ended January 31, 2002 these notes had an anti-dilutive effect.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

LINE OF CREDIT

On June 22, 2001, the Registrant entered into an amendment to extend, $500,000 revolving line of credit agreement with US Bank through September 15, 2002. The agreement provides for interest at prime plus 1% on all amounts borrowed, requires a commitment fee of 1/2% on all unborrowed amounts, and is secured by certain assets of the Registrant, including its license agreement with MCA for use of the name Gladstone's. It is also guaranteed by Sea View. The agreement requires the Registrant to comply with certain cash flow and liquidity covenants, and includes a 60 consecutive days out of debt requirement. The Registrant did not meet certain covenant requirements for the quarter ended January 31, 2002, and a waiver was obtained from the bank. The Registrant utilized $437,500 of the capacity of the revolving line of credit as collateral support for a letter of credit issued by US Bank pursuant to the Concession Agreement. The letter of credit expires on September 15, 2002.

This agreement also provides a temporary increase in the terms of the revolving line of credit agreement to provide for a $200,000 increase in the maximum amount of the line of credit from $500,000 to $700,000. The additional $200,000 of available borrowing capacity will be available to the Registrant during the period December 1, 2001 through April 30, 2002 only, after which the line of credit will revert to its original $500,000 borrowing limit.

The Registrant issued two promissory notes for $300,000 to RLH Surf, an entity affiliated with one of the Registrant's principal stockholders and with a member of its board of directors for period ended January 31, 2002. This agreement provided for an interest rate of 15% per annum. The Registrant will pay interest in cash on March 2, May 31, August 31, and November 30 of each year for the quarters ending the immediately preceding January 31, April 30, July 31,and October 31 respectively. The principal amount of this note will mature on September 30, 2002. The principal and interest payment on this note are junior and subordinate, in all aspects, to the prior payment in full of Senior Debt of the Registrant.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

RESTAURANT REVENUES
-------------------

Restaurant operations include the results of Gladstone's 4 Fish ("Gladstone's") in Pacific Palisades, California and RJ's - Beverly Hills in Beverly Hills, California.

Total sales for the three months ended January 31, 2002 were $2,836,000 compared with $3,346,000 for the same period last year, a decrease of $510,000 or 15.2%. For the nine months ended January 31, 2002, total sales were $9,999,000 compared with $10,960,000 for the same period last year, a decrease of $961,000 or 8.8%.Total number of customers for the three months ended January 31, 2002, were 133,048 compared with 139,608 for the same period last year, a decrease of 6,560 or 4.7%. For the nine months ended January 31, 2002, total number of customers were 414,567 compared with 463,610 for the same period last year, a decrease of 49,043 or 10.6%.

The Registrant believes that the decrease in sales at Gladstone's for the three months and nine months ended January 31, 2002 as compared to the comparable period in the prior year is due to the September 11, 2001 tragedy and resulting decline in travel and tourism, combined with the mild recession of 2001.

COST OF GOODS SOLD
------------------

Cost of goods sold includes all food, beverages, liquor, direct labor and other operating expenses, including rent, of the Registrant's restaurant operations.

Cost of goods sold for the three months ended January 31, 2002 was $3,027,000 or 106.7%, as a percentage of sales, compared with $3,272,000 or 97.8%, as a percentage of sales, during the same period last year. The change is a result of the decrease in sales volume and the increase in fixed costs (rent, utilities, taxes, and insurances) as a percentage of sales and dollars.

 Cost of goods sold for the nine months ended January 31, 2002 was $9,291,000 or 92.9%, as a percentage of sales, compared with $9,654,000, or 88.1%, as a percentage of sales, during the same period last year. The change is a result of the decrease in sales volume and the increase in fixed costs (rent, utilities, taxes, and insurances) as a percentage of sales and dollars.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

For the three months ended January 31, 2002, selling, general and administrative expenses were $247,000 compared with $272,000 for the same period in the prior year, a decrease of $25,000, or 9.2%. The elimination of payroll coordinator as a separate position and reduction in the CEO's salary compensation are the primary cause of the decrease.

For the nine months ended January 31, 2002, selling, general and administrative expenses were $657,000 compared with $804,000 for the comparable period in the previous year, a decrease of $147,000, or 18.3%.The decrease in litigation costs along with reduction in payroll for CEO, and elimination of payroll coordinator as a separate position are primary reason for this reduction.

DEPRECIATION AND AMORTIZATION OF INTANGIBLE ASSETS
----------------------------------------------

For the three months and nine months ended January 31, 2002, depreciation expense was $138,000 and $346,000, respectively, compared with $137,000 and $326,000, respectively, for the same periods last year.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

On March 30, 1999, the Registrant completed a private offering of $1,800,000 of subordinated, convertible notes ("Subordinated Notes") to a limited number of existing shareholders of the Registrant who are "accredited investors" within the meaning of Regulation D promulgated under the Securities Act of 1933, as amended. The proceeds of the offering were used to retire existing indebtedness to Outside LLC, an entity affiliated with the Registrant, and to finance the renovations at Gladstone's. The Subordinated Notes are immediately convertible into common stock of the Registrant at a rate of $1 per share, and pay interest at 5% per annum. The Registrant may pay interest on the Subordinated Notes in cash or in kind. The Subordinated Notes mature on March 30, 2003; as of this time the nature of this note is long term and the Registrant intends to convert the principal and any unpaid interest into common stock.

The Registrant has entered into an agreement for tenant improvement and equipment financing with Lyon Credit Corporation ("TI Facility"). The terms of the agreement provide for the extension of up to $1,089,000 of credit, to be repaid over a 5 year period with interest at the rate of the yield to maturity of the five year Treasury Note plus 4 percent (9.94% at January 31, 2002). This financing is secured by certain tenant improvements and equipment. At January 31, 2002, the balance due under the TI Facility was $646,000 of which $424,000 is long term and $222,000 is short term debt.

On June 22, 2001, the Registrant entered into an amendment to extend its $500,000 revolving line of credit agreement with US Bank ("Line of Credit") through September 15, 2002. This agreement provides for interest at prime plus 1% on all amounts borrowed, requires a commitment fee of 1/2%on all unborrowed amounts, and is secured by certain assets of the Registrant, including its license agreement with MCA for use of the name Gladstone's. It is also guaranteed by Sea View. The agreement requires the Registrant to comply with certain cash flow and liquidity covenants, and includes a 60 consecutive days out of debt requirement. The Registrant utilized $437,500 of the capacity of the revolving line of credit as collateral support for a letter of credit issued by US Bank pursuant to the Concession Agreement. The letter of credit expires on September 15, 2002 and requires a commitment fee of 1%. This agreement also provides a temporary bulge in the terms of the revolving line of credit agreement to provide for a $200,000 increase in the maximum amount of the line of credit from $500,000 to $700,000. The additional $200,000 of available borrowing capacity will be available to the Registrant during the period December 1, 2001 through April 30,2002 only, after which the line of credit will revert to its original $500,000 borrowing limit. All of this line of credit is considered short term debt. At January 31, 2002, the balance due under the Line of Credit was $262,500.

The Registrant issued two promissory notes for $300,000 to RLH Surf, an entity affiliated with one of the Registrant's principal stockholders and with a member of its board of directors for period ended January 31, 2002. This agreement provided for an interest rate of 15% per annum. The Registrant will pay interest in cash on March 2, May 31, August 31, and November 30 of each year for the quarters ending the immediately preceding January 31, April 30, July 31,and October 31 respectively. The principal amount of this note will mature on September 30, 2002. The principal and interest payment on this note are junior and subordinate, in all aspects, to the prior payment in full of Senior Debt of the Registrant.

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

                 (a)  Reports on Form 8-K
                      -------------------

                    None

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                                  Signature(s)
                                  ------------

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                 California Beach Restaurants, Inc. (Registrant)

Dated:  March 15, 2002           By: /s/ Alan Redhead
                                     -------------------------------------------
                                     Alan Redhead
                                     Chief Executive Officer
                                     Chief Financial Officer

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

INDEX TO EXHIBITS

Item
Number   Description
------   -----------

         None