Form 10-K
period 2002-04-30
CALIFORNIA BEACH RESTAURANTS INC
filed 2002-08-13
CIK 738274

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

( X ) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended April 30, 2002
                           or
(     )  Transition Report Pursuant to Section 13 or 15(d)
         of the Securities Exchange Act of 1934
         For the transition period from _____ to _____

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant based upon the average bid price in the over-the-counter market on July 21, 2002 ($0.25) was approximately $37,219.

The number of outstanding shares of the Registrant's Common Stock as of July 17, 2002 was 3,400,865.

Documents incorporated by reference: None.

PART I

ITEM 1  BUSINESS
----------------

GENERAL

         California Beach Restaurants, Inc., ("Registrant" or "Company "), was organized under the laws of the State of California in April 1971. The Registrant is currently engaged in one line of business, the ownership and operation of a restaurant, Gladstone's 4 Fish ("Gladstone's") restaurant in Pacific Palisades, California. Until June 21, 2002, the Company also had operated RJ's - Beverly Hills ("RJ's") in Beverly Hills, California. (See Note 1 to Consolidated Financial Statements).

RESTAURANT OPERATIONS - CONCEPT AND MENU

         The Registrant owns and operates Gladstone's through its wholly-owned subsidiary, Sea View Restaurants, Inc. ("Sea View"):

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

         Sandwich and salad prices begin at $9.99, with entrees beginning at $12.75. Gladstone's average check, including beverages and desserts, is approximately $22.50. Gladstone's portion sizes are very large and food that cannot be finished is wrapped in a gold foil animal "sculpture." The gold foil, which is manufactured specially for Gladstone's, is a signature element of the restaurant. Gladstone's is also well known for the full barrels of peanuts that are always available free of charge to guests and free "mile-high" cake for all birthday and anniversary celebrations.

         RJ'S - BEVERLY HILLS. RJ's was located at 252 N. Beverly Drive, Beverly Hills, California was opened in 1979 and emphasized its extensive salad bar, barbecued ribs and chicken, library bar and antique ceiling fans to create an attractive, casual dining atmosphere in the heart of Beverly Hills. RJ's was open for lunch and dinner from Monday through Saturday and dinner only on Sunday. The restaurant occupied approximately 7,500 square feet with seating capacity of approximately 260. As of June 21, 2002, the Company ceased operations of RJ's. (See Note 1 to Consolidated Financial Statements).

RESTAURANT OPERATIONS - GLADSTONE'S CONCESSION AGREEMENT

         Sea View operates Gladstone's pursuant to a 20-year concession agreement with the County of Los Angeles ("County") that commenced November 1, 1997 ("Concession Agreement") following the expiration of its prior agreement. During February 1999, the Concession Agreement was amended. The Concession Agreement, as amended, obligates Sea View to pay minimum annual rental payments of $1,750,000 to the County. Percentage rents based on 10% of food sales and 12% of the combined sales of alcoholic beverages, merchandise and parking lot revenue are payable to the extent that such percentage rents exceed the minimum annual rents. In addition to minimum annual rent and percentage rent, Sea View is required to pay "Supplemental Rent" to the County equal to the sum of $15,000 per year plus 1% of the excess of Gladstone's gross annual revenues over $14,000,000, and 1% of parking lot revenue in excess of $680,000. The Registrant records rent expense on a straight-line basis over the life of the agreement. See Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." The agreement also requires Sea View to post a letter of credit equal to three months minimum rent ($437,500) and to maintain certain net worth levels.

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

RESTAURANT OPERATIONS - MARKETING

         The Registrant focuses on the casual segment of the upper-end dinner house market. Management believes that the Gladstones reputation, developed over many years, of providing guests with unique dining experience has been the most effective approach to attracting and retaining business. By focusing its resources on providing superior service and value, Gladstone's has primarily relied on word of mouth to attract new business.

          Gladstones developed unique promotions that are repeated on an annual basis. For example, the Restaurant has a special Christmas day promotion whereby each guest that dines in the restaurant on that day receives a gift certificate for the amount of their Christmas day food purchase. Additionally, Gladstone's has developed promotions tied to specific products such as Sockeye Salmonfest during July and Lobsterfest in October. During these promotions, which have run for several years, Gladstone's reduces menu prices and adds numerous daily menu specials related to the featured product. On a weekly basis, Gladstone's features special lobster prices each Thursday and special crab prices each Friday. The Registrant uses print and radio advertising from time to time to support its promotions.

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

GOVERNMENT REGULATIONS

         The Registrant is subject to various federal, state and local laws affecting its business. The restaurant is subject to licensing and regulation by a number of governmental authorities, including alcoholic beverage control, and coastal development, health, safety and fire agencies. The Registrant has not experienced problems in obtaining or renewing required permits or licenses. The failure to receive or retain, or a delay in obtaining any significant license or permit could adversely impact the Registrant's operations.

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

LICENSE AGREEMENT

         GLADSTONE'S/UNIVERSAL CITY - In 1992 the Registrant entered into a license agreement with MCA Development Venture Two ("MCADVT"), an affiliate of Universal Studios, Inc., which permits MCADVT to use the Gladstone's 4 Fish name and trademarks at a restaurant in their CityWalk development located in Universal City, California in exchange for a license fee of .8% of the restaurant's gross receipts during such use. The Gladstone's 4 Fish restaurant at CityWalk opened in May 1993. Fees received pursuant to this agreement during fiscal 2002, 2001,and 2000 were approximately $63,000, $74,000, and $66,000, respectively.

GLADSTONE'S LONG BEACH

         In November 2001, the Registrant entered into a joint venture to manage and use the Gladstone's 4 Fish name and trademarks at a restaurant to be established in the city of Long Beach California. A California limited liability company named Gladstone's 4 Fish LLC has been formed for this purpose of which the Company is a member. This restaurant's opening operations will be funded by the other member and the Registrant has no financial commitment to fund this LLC. A lease has been entered into with the landlord for a twenty-year term beginning November 2002 requiring monthly payments of $23,529 which increases to $40,167 per month over the term of the lease. Total payments will be over 6.5 million. The Registrant expects the restaurant to be open sometime in fiscal year 2004.

TRADEMARKS

         The Registrant and/or Sea View has registered several of its marks relating to the operation of Gladstone's and R.J.'s as trademarks and service marks and regards such marks as having significant value and as being an important factor in the marketing of its restaurants.

COMPETITION

         The Registrant's restaurant competes with a wide variety of restaurants, ranging from national and regional restaurant chains to locally owned restaurants. Restaurants historically have represented a high-risk investment in a very competitive industry. Many of the Registrant's competitors have significantly greater financial resources than the Registrant. The restaurant business is often affected by changes in consumer tastes and discretionary spending patterns, national and regional economic conditions, demographic trends, consumer confidence in the economy, traffic patterns and the type, number and location of competing restaurants. Any change in these factors could adversely impact the Registrant. Management believes that the Registrant's restaurant is comparable in quality, and in many cases superior, to competing restaurants. There is no assurance that the Registrant's restaurant will be able to compete successfully with other restaurants in its area.

EMPLOYEES

         The Registrant has approximately 230 non-union employees in restaurant operations. The Registrant believes that its working conditions and compensation packages are competitive with those offered by its competitors and considers relations with its employees to be good.

SEASONALITY

         The Registrant's restaurant business is seasonal due to Gladstone's location on the beach in Pacific Palisades, California. As a result, sales and operating profits are higher during the summer months.

ITEM 2  PROPERTIES
------------------

         GLADSTONE'S LEASE. The current concession agreement for the restaurant provides for rent based on 10% of sales of food and non-alcoholic beverages and 12% of the sales of alcoholic beverages, merchandise, and parking lot revenue, with an annual minimum rent of $1,750,000 and annual supplemental rent of $15,000 plus 1% of Gladstone's Pacific Palisades annual gross revenue in excess of $14,000,000, and 1% of parking lot revenue in excess of $680,000. Rent expense under the current restaurant lease for fiscal 2002 was approximately $1,744,000, representing approximately 15.4% of the restaurant's sales.

         R.J.'S LEASE. In December 1994, the Registrant negotiated an amended and restated lease for RJ's. The amended lease expires in December 2004 subject to a non-guaranteed extension period of five years. The amended lease provided for monthly rental payments of $13,034 through December 2000. In January 2001 it was adjusted to monthly lease payments of $14,028 based on Consumer Price Index changes. Rent paid in fiscal 2002 was $168,337. The Registrant has vacated the premises and the remaining lease period has been leased to another company for the same rental amount. (See Note 1 to Consolidated Financial Statements). The Registrant has a guarantee through December 31, 2004 requiring payment of the monthly rental payments in the event that the new lessee fails to make payments and the new lessee's deposits are inadequate to cover the remaining payments.

         EXECUTIVE OFFICE. The Registrant occupies approximately 2,000 square feet of office space in Pacific Palisades, pursuant to a lease that expires in September 2002 and provides for current monthly rental payments of approximately $4,069. The lease agreement includes an option to extend the term of the lease for an additional five years.

ITEM 3  LEGAL PROCEEDINGS
-------------------------

From time to time the Registrant is involved in litigation and threatened litigation arising in the ordinary course of business. Management of the Registrant is unaware of any material litigation as of April 30, 2002.

ITEM 4 MARKET FOR REGISTRANT'S COMMON EQUITY
--------------------------------------------

         No matter was submitted to a vote of the Registrant's stockholders during the fourth quarter of the fiscal year ended April 30, 2002.

PART II

ITEM 5  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------
       AND RELATED STOCKHOLDER MATTERS
       -------------------------------

         The shares of Registrant's common stock are listed on the OTC Bulletin Board under the symbol "CBHR".

         Market price information for the Registrant's common stock listed below is taken from the OTC Bulletin Board.

                                                             BID PRICE
                                                             ---------

                  FISCAL 2001                           HIGH            LOW
                  -----------                           ----            ---

                  First Quarter                         4.00          4.00
                  Second Quarter                        3.00           .28
                  Third Quarter                         .31            .31
                  Fourth Quarter                        .31            .31

                  FISCAL 2002
                  -----------

                  First Quarter                         .25            .20
                  Second Quarter                        .40            .15
                  Third Quarter                         .16            .12
                  Fourth Quarter                        .25            .15

                  FISCAL 2003
                  -----------

                  First Quarter (through 7/24/02)       .28            .23

         At July 18, 2002, the Registrant had approximately 870 shareholders of record.

         CONVERTIBLE NOTES On March 30, 1999, the Registrant completed a private offering of $1,800,000 of subordinated, convertible notes ("Subordinated Notes") to a limited number of existing shareholders of the Registrant who are "accredited investors" within the meaning of Regulation D promulgated under the Securities Act of 1933, as amended. The proceeds of the offering were used to retire existing indebtedness to Outside LLC (as defined herein), and to finance the renovations at Gladstone's. The Subordinated Notes are immediately convertible into common stock of the Registrant at a rate of $1 per share, and pay interest at 5% per annum, except as adjusted as described below. The Registrant may pay interest on the Subordinated Notes in cash or in kind. All interest due as of March 30, 2001 and March 30, 2002 was paid in kind by issuing notes with identical terms to the Subordinated Notes. On March 6, 2002 an amendment to the note purchase agreement was entered into to provide that the Subordinated Notes may not be voluntarily prepaid by the Registrant as to principal and interest without the consent of the noteholder and will mature as to principal and accrued interest on October 1, 2003 instead of March 25, 2003. Also, the interest rate was increased to 7.5% per annum (1) with respect to 50% of the principal amount of the Subordinated Notes, for the period commencing April 1, 2002 until March 31, 2003; and (2) with respect to one hundred percent (100%) of the principal amount of the Subordinated Notes for the period commencing April 1, 2003 until the maturity date. The payment of the principal and interest on the Subordinated Notes is junior and subordinate to the prior payment in full of all indebtedness of the Company to Lyon Credit Corporation (Senior Debt).

         DIVIDENDS The Registrant has not paid a dividend on its common stock since fiscal 1985. The Registrant presently intends to retain any earnings to repay indebtedness and finance its operations and does not anticipate declaring cash dividends in the foreseeable future.

ITEM 6  SELECTED FINANCIAL DATA
-------------------------------

         The following table sets forth the selected financial data and operating data for the five years ended April 30, 2002 and is derived from the audited consolidated financial statements of the Registrant. The consolidated financial data in the following table is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other financial and statistical information included elsewhere in this Form 10-K.

                                                                        YEARS ENDED APRIL 30,
                                                                   ------------------------------
                                                 2002           2001          2000           1999            1998
                                                 ----           ----          ----           ----            ----
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income Statement Data:
     Sales                                     $ 12,804       $ 14,021       $ 13,382       $ 13,687       $ 14,162

     Net Income (loss)                             (924)          (127)          (921)          (680)        (1,420)

     Net Income (loss) per common share:
       Basic and Diluted                           (.27)          (.04)          (.27)          (.20)          (.42)

Balance Sheet Data:
Total assets                                   $  3,440       $  3,722       $  3,820       $  4,576       $  3,321
Long-term debt, net of current portion         $  2,790       $  2,475       $  2,600       $  2,499             --


ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------
            AND RESULTS OF OPERATIONS
            -------------------------

INTRODUCTION
------------

         The Registrant currently has operations in one business segment, the ownership and operation of a restaurant, Gladstone's 4 Fish restaurant. Until June 21, 2002, the Registrant also had operated RJ's- Beverly Hills. The Registrant's restaurant operations are conducted through its wholly owned subsidiary, Sea View. Sea View's fiscal year is the 52 or 53 week period ending on the Thursday closest to April 30. The fiscal year 2002 contained 52 weeks, fiscal 2001 contained 53 weeks, and fiscal 2000 contained 52 weeks.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

         On December 12, 2001, the Securities and Exchange Commission (SEC) issued a financial reporting release, "Cautionary Advice Regarding Disclosure about Critical Accounting Policies" ("FR-60"). The SEC alerted public companies to the need for improved disclosures about critical accounting policies. FR-60 defines "critical accounting policies" as those most important to the financial statement presentation and that require the most difficult, subjective, complex judgments. The SEC announced an expectation that public companies would provide disclosures responsive to FR-60, including disclosures in Management's Discussion and Analysis, in annual reports for fiscal years ending on or after December 31, 2001.

         Due to the nature of the business, few accounting policies are applicable and no critical estimates are made by the Company.The critical accounting policies of the Company are disclosed in Note 2 to the Consolidated Financial Statements.

RESTAURANT OPERATIONS
---------------------

         Restaurant operations include the results of Gladstone's 4 Fish in Pacific Palisades, California, and RJ's - Beverly Hills in Beverly Hills, California.

         Effective June 21, 2002, the Registrant ceased operations at RJ's. The Registrant reviewed the on going results at RJ's and determined that the negative contribution over the last several years was likely to continue, given the current market, and did not fit into management's planning of maximizing the value of the Gladstones trademark. Given the continuing losses at RJ's, which amounted to $265,000 in fiscal year 2002, combined with current working capital constraints, the Registrant negotiated with the landlord to vacate the premises. The landlord has sublet the property at a rent equivalent to the Registrant's current lease rate. The Registrant has sold the RJ's trademark to the new tenant. For the year ended April 30, 2002, the Registrant recorded a loss of $318,000 related to the impairment of the remaining assets of RJ's as well as accruing for costs associated with shutting down the restaurant including fees to the landlord and other professionals.

         Total sales for the fiscal year ended April 30, 2002 were $12,804,000, a decrease of $1,217,000 or 8.7% as compared to the year ended April 30, 2001. Sales were adversely affected by the September 11 tragedy and resultant decline in business and tourist air travel. The Registrant's Gladstone's 4 Fish restaurant is located on the beach in Pacific Palisades, California and is dependent, to a certain extent, on favorable weather and tourism. Gladstone's sales and headcounts for the 52 week period of fiscal 2002 were 4.75% and 3.2% less than the prior year and RJ's sales were 16.8% less than prior year. For the last 12 week period of fiscal 2002, Gladstone's sales and headcounts were up 2.6% and 11% as compared to the same period in the prior year, and RJ's sales for the 12 week period of fiscal 2002 were lower by 21.6% compared to the same period in the prior year. For the year ended April 30, 2002, the Registrant recorded a loss of $318,000 related to provision for closing RJ's. The Registrant ceased operation of RJ's restaurant on June 21, 2002 which in accordance with a plan for disposal had been authorized prior to April 30, 2002 (See note 1 to the consolidated financial statements).

         Total sales for the fiscal year ended April 30, 2001 were $14,021,000, an increase of $639,000 or 4.8% as compared to the year ended April 30, 2000. During the fourth quarter of fiscal 1999, the Registrant commenced construction of improvements to Gladstone's restaurant, causing a temporary reduction in seating capacity and a commensurate decrease in revenue. The construction was also the main cause of the reduction in fiscal 2000 revenue for the first two quarters, which are typically the highest volume of business.

         In May 1993, MCA Development, Inc. ("MCAD") opened a Gladstone's 4 Fish at its Citywalk project in Universal City, California pursuant to a license agreement between the Registrant and a subsidiary of MCAD. License fees for the fiscal years ended April 30, 2002, 2001 and 2000 were $63,000, $74,000 and $66,000, respectively, and they are included in total sales of Registrant.

COST OF GOODS SOLD
------------------

         Cost of goods sold includes all food, beverages, liquor, direct labor and other operating expenses, including rent, of the Registrant's restaurant operations. Cost of goods sold, as a percentage of sales, for the fiscal year ended April 30, 2002 was 93.6% compared to 89.2% for fiscal 2001 and 88.9% for fiscal 2000.

         The cost of goods sold was $11,980,000 in fiscal 2002 as compared to $12,504,000 in fiscal 2001, a decrease of $524,000 or 4.2%. The decrease in cost of goods sold in 2002 is a function of decreased sales compared to the prior year. However, the increase in cost of goods sold in fiscal 2002, as compared to fiscal 2001, as a percentage of sales, is primarily the result of increases in general liability insurance, property taxes, worker's compensation insurance, and direct labor. Gladstone's rent expense for each of fiscal year 2002 and 2001 was $1,744,000 as compared to $1,728,000 for the fiscal year ended April 30, 2000.

         Cost of goods sold was $12,504,000 in fiscal 2001 as compared to $11,896,000 in fiscal 2000, an increase of $608,000 or 5.1%. Cost of goods sold, as a percentage of sales, for the fiscal year ended April 30, 2001 was 89.2% compared to 88.9% for fiscal 2000. The increase is primarily related to labor costs, worker's compensation, payroll tax, and group medical insurance.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

         Selling, general and administrative expenses for the year ended April 30, 2002 were $779,000 compared to $1,038,000 for the year ended April 30, 2001. As a percentage of sales, selling, general and administrative expenses were 6.1% for fiscal 2002, compared to 7.4% for fiscal 2001.

         Selling, general and administrative expense for the year ended April 30, 2002 decreased $259,000 or 25% as compared with the year ended April 30, 2001. The decrease is due to a decrease in corporate payroll and professional fees.

         Selling, general and administrative expense for the year ended April 30, 2001 were $1,038,000 compared to $1,025,000 for the year ended April 30, 2000. As a percentage of sales selling, general and administrative expenses were 7.4% for fiscal 2001,compared to 7.7% for fiscal 2000.

INTEREST EXPENSE
----------------

         For the year ended April 30, 2002, the Registrant recorded interest expense of $205,000. Interest expense was related primarily to the note payable related to the tenant improvements, for the Gladstone's remodel, on the subordinated convertible notes, and new subordinated notes issued on December 6, 2001.

         For the year ended April 30, 2001, the Registrant recorded interest expense of $173,000, net of interest income of $18,000, primarily related to the note payable related to the tenant improvements, and the subordinated convertible notes.

         For the year ended April 30, 2000, the Registrant recorded interest expense of $282,000, net of interest income of $7,000, primarily related to the note payable with tenant improvement, and the Subordinated convertible notes.

DEPRECIATION/AMORTIZATION EXPENSE
---------------------------------

         For the years ended April 30, 2002, 2001 and 2000 depreciation and amortization expense for fixed assets was $446,000, $426,000 and $384,000, respectively. During the year ended April 30, 2002, the Registrant added $36,000 of fixed assets. The refurbishment of Gladstone's restaurant resulted in higher depreciation in fiscal years 2002 and 2001 compared to fiscal 2000. Amortization expense primarily relates to the Registrant's Goodwill and other intangible assets and approximated $714,000 per year through April 30, 2000. In April of fiscal 2000 goodwill was fully amortized.

INCOME TAX PROVISION
--------------------

         For the years ended April 30, 2002, 2001 and 2000 the Registrant recorded income tax expense (benefit) of ($5,000), $3,000 and $2,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Historically, the Company's primary source of liquidity has been cash flows from operations, supplemented by borrowings from third party lenders and related parties. In fiscal 2002, the Company used cash in operating activities of $233,000 and incurred a net loss of $924,000. The Company borrowed $440,000 from related parties in 2002 to provide for the operating cash losses. At April 30, 2002, the Company has no availability on its $475,000 line of credit with a bank which was to expire in September 2002. (See below for further discussion of this facility). At April 30, 2002 the line of credit has an outstanding balance due of $37,500 with the $437,500 balance used to collateralize a letter of credit provided by the bank. The Company is currently in negotiations to replace this bank line of credit, however there can be no assurance the Company will be able to do so.

         Effective June 21, 2002, the Company ceased operations at RJ's. The Company reviewed the on going results at RJ's and determined that the negative contribution over the last several years was likely to continue, given the current market, and did not fit into management's planning of maximizing the value of the Gladstone's trademark. The losses at RJ's in fiscal 2002 were $265,000 in fiscal 2002.

         The Company believes the elimination of the RJ's losses will allow it to generate positive operating cash flow in 2003. Additionally, management believes it will be able to replace the current $475,000 bank line of credit and make all scheduled debt payments in fiscal 2003, or renegotiate the terms accordingly. The Company believes it has access to additional sources of debt to fund working capital needs through April 30, 2003. There can be no assurance the Company will be able to effectively accomplish these objectives.

         On March 30, 1999, the Registrant completed a private offering of $1,800,000 of subordinated, convertible notes ("Subordinated Notes") to a limited number of existing shareholders of the Registrant who are "accredited investors" within the meaning of Regulation D promulgated under the Securities Act of 1933, as amended. The proceeds of the offering were used to retire existing indebtedness to Outside LLC (as defined therein), and to finance the renovations at Gladstone's. The Subordinated Notes are immediately convertible into common stock of the Registrant at a rate of $1 per share, and pay interest at 5% per annum, except as adjusted as described below. The Registrant may pay interest on the Subordinated Notes in cash or in kind. All interest due as of March 30, 2001 and March 30, 2002 was paid in kind by issuing notes with identical terms to the Subordinated Notes. On March 6, 2002 an amendment to the note purchase agreement was entered into to provide that the Subordinated Notes may not be voluntarily prepaid by the Registrant as to principal and interest without the consent of noteholder and will mature as to principal and accrued interest on October 1, 2003 instead of March 25, 2003. Also, the interest rate was increased to 7.5% per annum (1) with respect to 50% of the principal amount of the Subordinated Notes, for the period commencing April 1, 2002 until March 31, 2003; and (2) with respect to one hundred percent (100%) of the principal amount of the Subordinated Notes for the period commencing April 1, 2003 until the maturity date. The payment of the principal and interest on the Subordinated Notes is junior and subordinate to the prior payment in full of all indebtedness of the Company to Lyon Credit Corporation (Senior Debt). The Registrant does not anticipate that it will be able to repay the Subordinated Notes when they mature. The Registrant will seek to extend or renew the Subordinated Notes or convert the Subordinated Notes into equity. Currently the Registrant has not begun these negotiations. There can be no assurance the Registrant will be able to successfully negotiate these revised terms.

         On October 19, 1999, the Registrant entered into an agreement for tenant improvement and equipment financing with Lyon Credit Corporation ("TI Facility") of $1,089,000 to be repaid over a 5-year period with interest at the rate of 9.94%. At April 30, 2002, the balance due under the TI Facility was $593,000.

         On December 6, 2001, the Registrant entered into a senior subordinated agreement with RLH Surf, an entity affiliated with J. Christopher Lewis who is the general Partner and limited partner of Sand and Sea Partners and Sea Fair Partners, the Registrant's largest shareholder. The agreement provides for a loan in the amount of up to $500,000 with annual interest rate of 15% on the outstanding principal balance of the note. The payment of the principal and interest on this note is junior and subordinate to the prior payment in full of all indebtedness of the Company to Lyon Credit Corporation and the due date has been extended from September 2002 to May 2003. As of April 30, 2002 the Registrant owed $440,000 of principal plus accrued interest.

         On March 19, 2002, the Company and U.S. Bank amended the terms of the revolving line of credit agreement decreasing the maximum borrowing amount from $500,000 to $475,000. The agreement also calls for interest of the prime rate plus 3% on the unpaid principal balance, and is secured by certain assets of the Company, including its license agreement with MCA for use of the name Gladstone's. It is also guaranteed by Sea View Restaurants. The agreement requires the Company to comply with certain cash flow and liquidity covenants, and includes a 60 consecutive days out of debt requirement. The Company utilized $437,500 of the capacity of the revolving line of credit as collateral support for a letter of credit issued by U.S. Bank pursuant to the Concession Agreement. The letter of credit is to expire on September 15, 2002. As of April 30, 2002, the Registrant owed $37,500 under this agreement. The Company was in violation of a covenant and obtained forbearance from the bank through December 15, 2002 provided the Registrant makes cash collateral payments.

         On October 23, 2000, the Registrant extended the terms of the agreement with Gladstone's parking lot operator, Standard Parking, for a fixed term of two years, from January 1, 2001 through December 21, 2002. In addition, commencing in 2000 and during each year of the extended term of the agreement, upon request of the Registrant, the parking lot operator shall loan ("Annual Loan") to the Registrant an amount not to exceed $150,000 per year, to be paid back from parking lot income. The Annual Loan to Registrant shall not be advanced prior to November 1 nor later than December 31 of any calendar year. The Annual Loan to the Registrant, plus interest at the prime rate of interest as published in The Wall Street Journal as of the date the Annual Loan is made, shall be repaid to Standard Parking by July 31 of the calendar year immediately following the calendar year in which the loan is made. As of April 30, 2002, the Registrant owed $111,000 to Standard Parking pursuant to the Annual Loan.

         Capital expenditures for the years ended April 30, 2002, 2001, and 2000 totaled approximately $36,000, $192,000, and $1,332,000 respectively. The Registrant has no significant commitments for capital expenditures in fiscal 2003.

         The timing of the Registrant's future contractual obligations and other commercial commitments are summarized in the following table. For more information see Note 8 to the Consolidated Financial Statements.


     Contractual Obligations       PAYMENTS DUE BY PERIOD
--------------------------------- ---------------------------------------------------------------------------------------
                                        Total           Less than 1      1-3 years     3 - 5 years      After 5 years
                                                           year
--------------------------------- ------------------- ---------------- --------------- ------------- --------------------
Subordinated convertible notes        $1,985,000             -           $1,985,000         -                 -
--------------------------------- ------------------- ---------------- --------------- ------------- --------------------
Long Term Debt                        $1,033,000          228,000         805,000           -                 -
--------------------------------- ------------------- ---------------- --------------- ------------- --------------------
Operating Leases                     $27,357,000         1,765,000       3,530,000      3,530,000        18,532,000
--------------------------------- ------------------- ---------------- --------------- ------------- --------------------

                                       TOTAL AMOUNTS
   OTHER COMMERCIAL COMMITMENTS          COMMITTED                AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
------------------------------------ ------------------ ---------------------------------------------------------------
                                                         LESS THAN 1     1 - 3 YEARS     3 - 5 YEARS     OVER 5 YEARS
                                                             YEAR
------------------------------------ ------------------ --------------- --------------- --------------- ---------------
Lines of Credit                           $37,500           37,500            -               -               -
------------------------------------ ------------------ --------------- --------------- --------------- ---------------
Standby Letters of Credit                $437,500          437,500            -               -               -
------------------------------------ ------------------ --------------- --------------- --------------- ---------------
Guarantee for RJ's lease                 $448,000          168,000         280,000            -               -
------------------------------------ ------------------ --------------- --------------- --------------- ---------------

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

         See Note 2 Summary of Significant Accounting Policies for discussion of the Company's adoption of new accounting pronouncements.

                    NOTE REGARDING FORWARD-LOOKING STATEMENTS
                    -----------------------------------------

         Except for the historical information contained herein, certain statements in this Form 10-K, including statements in this Item and in "Business" are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Registrant, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Registrant's ability to secure adequate debt or equity financing in order to comply with the terms of the Concession Agreement; the Registrant's ability to generate an operating profit based on the terms of the Concession Agreement; that its principal source of cash is funds generated from operations and outside financing; that restaurants historically have represented a high risk investment in a very competitive industry; general and local economic conditions, which can, among other things, impact tourism, consumer spending and restaurant revenues; weather and natural disasters, such as earthquakes and fires, which can impact sales at the Registrant's restaurants; quality of management; changes in, or the failure to comply with, governmental regulations; unexpected increases in the cost of key food products, labor and other operating expenses in connection with the Registrant's business; and other factors referenced in this Form 10-K and the Registrant's other filings with the SEC.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

         The Company's interest rates are substantially fixed term rates as noted in the LIQUIDITY AND CAPITAL RESOURCES section above.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

                       CALIFORNIA BEACH RESTAURANTS, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

         Report of Independent Auditors                                     28

         Consolidated Balance Sheets - April 30, 2002 and 2001              29

         Consolidated Statements of Operations for each of the three
           years in the period ended April 30, 2002                         30

         Consolidated Statements of Stockholders' Equity (Deficit)  for
           each of the three years in the period ended April 30, 2002       31

         Consolidated Statements of Cash Flows for each of the
           three years in the period ended April 30, 2002                   32

         Notes to Consolidated Financial Statements                         33

         All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

         None

PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

                 The directors of the Registrant are as follows:

Name                        Age             Title
----                        ---             -----

Alan Redhead                59              Chairman of the Board, President,
                                            Chief Executive Officer and Chief
                                            Financial Officer
J. Christopher Lewis        46              Director
Jefferson W. Asher, Jr.     77              Director
Richard P. Bermingham       67              Director
Robert L. Morrison          55              Director

         The executive officers of the Registrant are Mr. Redhead and Robert A. Kissinger, age 47, Vice President and Chief Operating Officer. Directors hold office until their term of office expires and their successors are elected and qualified. Executive officers serve at the discretion of the Board of Directors.

         Alan Redhead joined the Registrant in June 1992 as its Chief Executive Officer ("CEO") and as a member of its Board of Directors and executive committee. Mr. Redhead resigned as a member of the Board of Directors and the Executive Committee in November 1992. Mr. Redhead subsequently re-joined the Board of Directors in September 1993. He became Chairman of the Board in March 1995. In June 2000 he became the Registrant's Chief Financial Officer. From 1986 to 1992, Mr. Redhead was involved in various restaurant businesses and a non-profit organization. From 1974 to 1986 Mr. Redhead was with Hungry Tiger, Inc., including 7 years as its CEO. Hungry Tiger Inc. owned and operated Hungry Tiger Restaurants, Breakers Seafood Restaurants, Castagnola's Lobster House and the restaurant and catering operations at the Los Angeles Music Center.

         J. Christopher Lewis, a director of the Registrant since June 29, 1990 and a member of its Audit Committee, has been associated with Riordan, Lewis and Haden, a venture capital firm, for over twenty years. He is currently a director of Tetra Tech, Inc., Data Processing Resources Corporation, PIA Merchandising Co. Inc., Steven Myers and Associates, Inc., and several privately-held companies.

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

         Robert L. Morrison joined the Registrant as a member of the Board of Directors on December 15, 1997 and is a member of its Stock Plan and Compensation Committees. Mr. Morrison is a partner at the law firm of Pillsbury Winthrop LLP (privously Pillsbury Madison & Sutro LLP), a firm he joined in 1972. Mr. Morrison is also a director of the Friends of Child Advocates, a non-profit organization.

         Robert A. Kissinger joined the Registrant in March 2000 as Vice President and Chief Operating Officer and as President of Sea View Restaurants, Inc. and General Manager of Gladstone's 4 Fish. From 1997 to 2000 Mr. Kissinger served as President/CEO of the Rosti group of restaurants owned and operated by Farnigilia Toscana. From 1993 to 1997 he was Executive Vice President and Chief Operating Officer of Louise's Trattoria.

         None of the officers and directors of the Registrant is related to any other officer or director of the Registrant.

         During the year ended April 30, 2002, the Registrant paid all Board of Directors $4,000 for the board meetings.

         On October 7, 1992 the Registrant, faced with the loss of its directors and officers liability insurance, entered into indemnification agreements with Messrs. Redhead, and Lewis. On November 23, 1992, the Registrant entered into an indemnification agreement with Mr. Asher. The Registrant believed that the indemnification agreements were required to induce the various officers and directors to continue to serve in their existing capacities. Generally the agreements provide for indemnification by the Registrant to each of the individuals against expenses, judgments, fines and penalties incurred in connection with any proceeding to the full extent permitted by the law of the State of California and the advancement of expenses prior to any final disposition of a proceeding. Each indemnitee has agreed to repay any amount advanced if it is determined that the indemnitee was not entitled to be indemnified pursuant to the agreement. All directors and officers of the Registrant are entitled to the protection of directors' and officers' insurance policies that are maintained by the Registrant.

         At the Annual Meeting of Shareholders held on April 28, 1995, the Registrant's shareholders approved an amendment to the Registrant's Articles of Incorporation to eliminate, to the fullest extent permitted by California law, the monetary liability of directors of the Registrant in performing their duties.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
             -------------------------------------------------------

         Under the securities laws of the United States, the Registrant's directors, its executive (and certain other) officers, and any persons holding more than ten percent of the Common Stock are required to report their ownership of the Common Stock and any changes in that ownership to the Securities and Exchange Commission ("Commission"). Specific due dates for these reports have been established and the Registrant is required to report in this document any failure to file by these dates during the fiscal year ended April 30, 2002. All of these filing requirements were satisfied by its directors, officers and ten-percent holders. In making these statements, the Registrant has relied on the written representations of its directors, officers and its ten- percent holders and copies of the reports that they have filed with the Commission.

ITEM 11  EXECUTIVE COMPENSATION
-------------------------------

         The following summary compensation table sets forth certain summary compensation information concerning the Registrant's executive officers for the three most recent fiscal years:

                           SUMMARY COMPENSATION TABLE
                                                                                    Long Term
                                                                                  Compensation
                                                                                     Awards
                                                                                     ------
                                            Annual Compensation
                            ----------------------------------------------
Name and                                                                        Securities Underlying
Principal Position          Fiscal Year       Salary ($)         Bonus ($)        Options/SARs (#)
------------------          -----------       ----------         ---------      -------------------
Alan Redhead, Chairman of   2002              $159,973           --             --
   the Board, President,    2001              $207,642           --             --
   Chief Executive          2000              $219,646           --             --
   Officer and Chief
   Financial Officer

Robert A. Kissinger, Vice   2002              $109,000           --             --
   President and Chief      2001              $107,711           --             110,000
   Operating Officer        2000              $ 16,154           --             --

Option Grants in Last Fiscal Year

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                      -------------------------------------
                         Number of            % of Total
                         Securities          Options/SARS
                         Underlying           Granted to
                        Options/SARs     Employees in Fiscal    Exercise or Base
Name                     Granted(#)              Year           Price ($/Share)    Expiration Date
----                     ----------              ----           ----------------   ---------------
Alan Redhead               None                  N/A                 N/A             N/A
Robert A. Kissinger        None                  N/A                 N/A             N/A


No stock options or SARs were granted in fiscal year 2002.

Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option
--------------------------------------------------------------------------
Values
------

         No options were exercised in the fiscal year ended April 30, 2002. The following table sets forth certain information concerning executive officers and the aggregated fiscal year-end value of the unexercised options of each of the named executive officers.

                         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                AND FISCAL YEAR END OPTION/SAR VALUES
----------------------------------------------------------------------------------------------------------------
                                              Number of Securities Underlying
                                              -------------------------------
                       Shares                                  Unexercised               Value of Unexercised
                     Acquired on         Value             Options/SARs at Fiscal      In the Money options/SARs
                     Exercise(#)        Realized($)                Year-End            at Fiscal Year-End ($)(1)
----------------------------------------------------------------------------------------------------------------
Name                                                      Exercisable  Unexercisable   Exercisable Unexercisable
----------------------------------------------------------------------------------------------------------------
Alan Redhead             None             $--              335,000           --           $ --          $ --
Robert A. Kissinger      None             $--               31,625       78,375           $ --          $ --


         (1) Market value of underlying securities at year-end, minus the exercise or base price of "in the money" options.

EQUITY COMPENSATION PLAN INFORMATION

         The following table gives information about the Registrant's common stock that may be issued upon the exercise of options, warrants and rights under the Registrant's Omnibus Stock Plan as of April 30, 2002, the only equity compensation plan of the Registrant in existence.

------------------------------- ---------------------------- ---------------------------- ----------------------------
Plan Category                   Number of securities to be   Weighted-average exercise    Number of securities
                                issued upon exercise of      price of outstanding         remaining available for
                                outstanding options,         options, warrants and        future issuance under
                                warrants and rights          rights                       equity compensation  plans
                                                                                          (excluding securities
                                                                                          reflected in column (a))
                                          (a)                           (b)                         (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans            582,000                       $.83                        418,000
approved by security
holders(1)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans not
approved by security holders
------------------------------- ---------------------------- ---------------------------- ----------------------------
TOTAL                                582,000                       $.83                        418,000
------------------------------- ---------------------------- ---------------------------- ----------------------------

         (1) Represents options granted under the Omnibus Stock Plan, which was approved by stockholders in 1995.

Other Compensation Agreements

         Effective November 14, 1997, the Registrant entered into an employment agreement with Alan Redhead, the Registrant's Chief Executive Officer. The agreement sets forth certain of the terms of employment, including the right to receive twelve months of salary as severance pay upon (i) termination of employment without cause (as defined in the agreement) or (ii) resignation for good reason (as defined in the agreement). The term of Mr. Redhead's agreement was three years. For each of 2000 and 2001, Mr. Redhead's agreement has been extended for one year on October 15, 2001 to November 2002 for 70% of his time, and his current base salary is $159,000, subject to annual cost of living adjustments.

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

         Effective March 6, 2000, the Registrant entered into an employment agreement with Robert A. Kissinger, the Registrant's Vice President and Chief Operating Officer, President of Sea View Restaurants, Inc. and General Manager of Gladstone's 4 Fish. The agreement sets forth certain of the terms of employment, including a base salary of $105,000 (which currently is $115,000) and the right to receive six months' salary as severance pay upon (i) termination of employment without cause (as defined in the agreement), or (ii) resignation for good reason (as defined in the agreement).

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

         On August 1, 1995, the Registrant and Bank of America NT & SA ("Bank") entered into an amendment to stock purchase agreement under which the Registrant agreed to issue the Bank securities equivalent in form if more than 600,000 shares of Common Stock in the aggregate are issued by the Registrant under the Plan or other similar plan, or otherwise, to directors, officers, employees, consultants, or other persons providing services to the Registrant for so long as the Bank or its permitted successor holds not less than 75% of the shares of Common Stock currently held by the Bank. Until August 1, 1996, the Bank would pay only nominal consideration for any stock issued pursuant to the amendment, and thereafter would, with certain exceptions, pay the same consideration as provided in any such issuances of shares in excess of the 600,000 share amount. See "Certain Relationships and Related Transactions--Agreements with Bank of America"

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT
------------------------------------------------------------------------

         The following tables set forth information as to the shares of the Common Stock owned as of July 1, 2002 by (i) each person known to the Registrant to be the beneficial owner of more than five percent of the Common Stock, (ii) each director, (iii) each executive officer named in the summary compensation table, and (iv) all directors and executive officers of the Registrant as a group. Unless otherwise indicated in the footnotes following the table, the persons as to whom the information is given had sole voting and investment power over the shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

                                                                       Amount of Beneficial Ownership(1)
Name and Address of Beneficial Owners                                  No. Shares            % Ownership
-------------------------------------                                  ----------            -----------
Bank of America National Trust and Savings
Association
555 California Street, 18th Floor
Department 15027
San Francisco, CA 94104                                                  1,200,000                35.3%

Eli Broad
1999 Avenue of the Stars, Suite 3170
Los Angeles, CA 90067                                                   779,735(2)                19.7%




                                                                       Amount of Beneficial Ownership(1)
Name and Address of Beneficial Owners                                  No. Shares            % Ownership
-------------------------------------                                  ----------            -----------
Sand and Sea Partners
300 S. Grand Avenue, 29th Floor
Los Angeles, CA 90071                                                 1,157,128(3)                27.2%

Sea Fair Partners
300 South Grand Avenue, 29th Floor
Los Angeles, CA 90071                                                   332,478(3)                 7.8%

J. Christopher Lewis
300 South Grand Avenue, 29th Floor
Los Angeles, CA 90071                                                 1,489,606(3)                35.0%

Alan Redhead
California Beach Restaurants, Inc.
17383 Sunset Boulevard, Suite 140
Pacific Palisades. CA 90272                                             790,878(4)                22.5%

Jefferson W. Asher, Jr.
4765 Park Encino Lane, #134
Encino, CA 91436                                                         89,569(5)                 2.6%

Richard P. Bermingham
2105 Stoney Hill Road
Los Angeles, CA 90049                                                            0                 0%

Robert L. Morrison
725 Figueroa St., Suite 1200
Los Angeles, CA 90017                                                            0                 0%

John C. Cushman III
601 S. Figueroa St., 47th Floor
Los Angeles, CA 90017-5752                                              434,311(6)                12%

Robert A. Kissinger
California Beach Restaurants, Inc.
17383 Sunset Boulevard, Suite 140
Pacific Palisades, CA 90272                                              31,625(7)                 *

All directors and executive officers as a group (6 persons)           2,435,985(8)                49.5%

*Denotes holdings of less than 1%

(1) The number of shares and percentages in these columns are based on 3,400,865 shares of Common Stock outstanding and the number of shares convertible from the Subordinated Notes for each respective shareholder.

(2) Includes 551,390 shares of Common Stock that are subject to a currently convertible note.

(3) J. Christopher Lewis, a director of the Company, is the general partner and a limited partner of Sand and Sea Partners and Sea Fair Partners, which together own 634,956 shares of Common Stock; in addition, Sand and Sea Partners is deemed the beneficial owner of an additional 854,650 shares of Common Stock that are subject to a currently convertible note. Mr. Lewis disclaims beneficial ownership of the shares owned by such partnerships, except with respect to (i) 25,268 shares which represent a limited partnership interest in each partnership of approximately 3.8% and (ii) an additional undetermined number of such shares by virtue of his rights as a general partner under the limited partnership agreement. As general partner of such partnership, Mr. Lewis may have the power to direct the voting or disposition of such shares and therefore may be deemed to beneficially own all the shares held by such partnerships.

(4) Includes currently exercisable options to purchase 335,000 shares of Common Stock issued under the Omnibus Stock Plan, and 110,278 shares of Common Stock that are subject to a currently subordinated convertible note.

(5) Includes currently exercisable options to purchase 32,000 shares of Common Stock issued under the Omnibus Stock Plan and 27,569 shares of Common Stock that are subject to a currently subordinated convertible note owned by a family trust.

(6) Includes 128,911 shares held by Cushman Sea View Partners, a California general partnership, 85,938 shares held by Cushman K Sea View Partners, and 54,045 shares held by the Cushman Family Trust. The Cushman Family Trust is deemed the beneficial owner of an additional 165,417 shares of Common Stock that are subject to a currently convertible note. Mr. Cushman is a general partner in Cushman Sea View Partners and Cushman K Sea View Partners and may be deemed to beneficially own Cushman Equities Corporation, which is also a general partner of such partnerships.

(7) Includes currently exercisable options to purchase 31,625 shares of Common Stock issued under the Omnibus Stock Plan.

(8) Includes currently exercisable options to purchase 387,625 shares of Common Stock issued under the Omnibus Stock Plan and 945,000 shares of Common Stock that are subject to a currently convertible note.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

Agreements with Bank of America

         In consideration for the restructuring of a loan from Bank of America (The Bank), and pursuant to the terms of a Stock Purchase Agreement dated as of December 22, 1994 between the Registrant and the Bank (the "Stock Purchase Agreement"), the Registrant issued to the Bank on December 22, 1994, 1,223,556 shares of Series A Preferred Stock that converted into 1,200,000 shares of Common Stock on May 1, 1995 (constituting 30% of the combined voting power of all outstanding shares of capital stock on a fully diluted basis). Additionally, as described below, the Bank is entitled to participate together with investors in the private placement in certain demand and incidental registration rights with respect to future registered offerings by the Registrant of its capital stock and the Bank is entitled to participate in any future equity offerings by the Registrant to the extent required to maintain its then percentage equity ownership in the Registrant. The Registrant has a right of first refusal under the Stock Purchase Agreement with respect to any private sale or transfer of the shares held by the Bank.

         Also, the Registrant and the Bank entered into an Amendment to Stock Purchase Agreement dated as of August 1, 1995 ("Amendment"), amending the Stock Purchase Agreement. The Registrant agreed, in the Amendment, to issue the Bank securities equivalent in form if more than 600,000 shares of Common Stock in the aggregate are issued by the Registrant under the Registrant's Omnibus Stock Plan or other similar plan, or otherwise, to directors, officers, employees, consultants, or other persons providing services to the Registrant for so long as the Bank or its permitted successor holds not less than 75% of the shares of Common Stock currently held by the Bank. Until August 1, 1996, the Bank would have paid only nominal consideration for any stock issued pursuant to the Amendment, and thereafter would, with certain exceptions, pay the same consideration as provided in any such issuance of shares in excess of the 600,000 share amount. See "Executive Compensation--The Omnibus Stock Plan."

         Also, investors in the private placement, together with the Bank, holding at least 20% of the shares of Common Stock into which the Series A Preferred Stock have been converted have two demand registration rights to require the Registrant to register such shares for resale under the Securities Act and applicable state securities laws for resale to the public. This right of registration shall continue until such time as in the opinion of counsel for the Registrant such registration is no longer necessary for shareholders to sell the shares of Common Stock without registration. Such investors, together with the Bank, are also being entitled to certain incidental registration rights. The Registrant will pay the expenses in connection with any such incidental registrations and two such demand registrations.

1990 Shareholders Agreement

         There exists a shareholders agreement dated April 10, 1990 ("1990 Shareholders Agreement") among Sand and Sea Partners, Sea Fair Partners (both of which are affiliates of J.Christopher Lewis a director of the Registrant), John
C. Cushman, III, and other investors in a 1990 private placement of Common Stock in the Registrant. The 1990 Shareholders Agreement provides that Sand and Sea Partners, Sea Fair Partners and other investors will cause certain representatives of the investor group to be nominated to the Board.

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

Certain Financing Arrangements

         On March 30, 1999, the Registrant completed a private offering of $1,800,000 of subordinated, convertible notes ("Subordinated Notes") to a limited number of existing shareholders of the Registrant who are "accredited investors" within the meaning of Regulation D promulgated under the Securities Act of 1933, as amended. The proceeds of the offering were used to retire existing indebtedness to Outside LLC (as defined herein), and to finance the renovations at Gladstone's. The Subordinated Notes are immediately convertible into common stock of the Registrant at a rate of $1 per share, and pay interest at 5% per annum, except as adjusted as described below. The Registrant may pay interest on the Subordinated Notes in cash or in kind. All interest due as of March 30, 2001 and March 30, 2002 was paid in kind by issuing notes with identical terms to the Subordinated Notes.

         On March 6, 2002 an amendment to the note purchase agreement was entered into to provide that the Subordinated Notes may not be voluntarily prepaid by the Registrant as to principal and interest without the consent of the noteholder and will mature as to principal and accrued interest on October 1, 2003 instead of March 25, 2003. Also, the interest was increased to 7.5% per annum (1) with respect to 50% of the principal amount of the Subordinated Notes, for the period commencing April 1, 2002 until March 31, 2003; and (2) with respect to one hundred percent (100%) of the principal amount of the Subordinated Notes for the period commencing April 1, 2003 until the maturity date. The payment of the principal and interest on the Subordinated Notes is junior and subordinate to the prior payment in full of all indebtedness of the Company to Lyon Credit Corporation (Senior Debt). Purchasers included Alan Redhead, the Registrant's Chairman of the Board and Chief Executive Officer, who purchased $100,000 of Subordinated Notes; Sand and Sea Partners, an over 5% shareholder of the Registrant and which is affiliated with J. Christopher Lewis, which purchased $775,000 of Subordinated Notes; a family trust of which Jefferson W. Asher, Jr., a director of the Registrant, is trustee, which purchased $25,000 of Subordinated Notes; Eli Broad, an over 5% shareholder of the Registrant, who purchased $500,000 of Subordinated Notes; and a family trust of which John C. Cushman III, who may be deemed an over 5% shareholder of the Registrant, is trustee, which purchased $150,000 of Subordinated Notes.

         On December 6, 2001, the Registrant entered into a senior subordinated agreement with RLH Surf, an entity affiliated with J. Christopher Lewis who is the general Partner and limited partner of Sand and Sea Partners and Sea Fair Partners, the Registrant's largest shareholder. The agreement provides for a loan in the amount of up to $500,000 with annual interest rate of 15% on the outstanding principal balance of the note. The payment of the principal and interest on this note is junior and subordinate to the prior payment in full of all indebtedness of the Company to Lyon Credit Corporation. As of April 30, 2002 the Registrant owed $440,000 of principal plus accrued interest.

PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K

(a) (1)  Financial Statements
-----------------------------
                                                                        Page No.
                                                                        --------

         Report  of Independent Auditors                                    28

         Consolidated Balance Sheets - April 30, 2002 and 2001              29

         Consolidated Statements of Operations for each of the three years  30 in the period ended April 30, 2002

         Consolidated Statements of Stockholders' Equity (Deficit) for      31
           each of the three years in the period ended April 30, 2002

         Consolidated Statements of Cash Flows for each of the three years  32 in the period ended April 30, 2002

         Notes to Consolidated Financial Statements                         33

     (2)  Financial Statement Schedules
     ----------------------------------

                  All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

     (3)  Exhibits
     -------------

                  The exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report on Form 10-K.

(b)      Reports on Form 8-K
----------------------------

         None

(c)      Exhibits
-----------------
         All exhibits required by Item 601 are listed on the accompanying Index to Exhibits described in (a) (3) above.

(d)      Financial Statement Schedules
--------------------------------------
         All of the financial statement schedules which are required by the regulations of the Securities and Exchange Commission are either inapplicable or are included as part of Item 8 herein.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
California Beach Restaurants, Inc.

We have audited the accompanying consolidated balance sheets of California Beach Restaurants, Inc. and subsidiaries as of April 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended April 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of California Beach Restaurants, Inc. and subsidiaries at April 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming California Beach Restaurants, Inc. and subsidiaries will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has a working capital deficiency. In addition, the Company has not complied with a covenant of a loan agreement with a bank. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are more fully described in Note 1. Accordingly, the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability or classifications of liabilities that may result from the outcome of this uncertainty.

                                                            /S/ERNST & YOUNG LLP

Los Angeles, California
August  9, 2002


                         California Beach Restaurants, Inc. and Subsidiaries
                                     Consolidated Balance Sheets

                                                                                   APRIL 30
                                                                            2002              2001
                                                                     --------------------------------------

ASSETS
Current assets:
   Cash                                                                $       284,000   $       221,000
   Trade and other receivables                                                  48,000            42,000
   Inventories                                                                 234,000           231,000
   Prepaid expenses                                                            349,000           265,000
                                                                     --------------------------------------
Total current assets                                                           915,000           759,000

Fixed assets, net of accumulated depreciation
   and amortization                                                          2,387,000         2,797,000
Other assets                                                                   138,000           166,000
                                                                     --------------------------------------
Total assets                                                           $     3,440,000   $     3,722,000
                                                                     ======================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Revolving line of credit - bank                                     $        37,000   $        63,000
   Current portion of note payable                                             228,000           207,000
   Accounts payable                                                            965,000           666,000
   Accrued liabilities                                                         623,000           885,000
   Accrual for disposal of location                                            318,000                -
                                                                     --------------------------------------
Total current liabilities                                                    2,171,000         1,821,000

Note payable, less current portion                                             365,000           585,000
Notes payable - related parties                                                440,000                -
Deferred rent                                                                  339,000           361,000
Other liabilities                                                                9,000             9,000
5% Subordinated convertible notes                                            1,985,000         1,890,000
Commitments and Contingencies
Stockholders' equity (deficit):
   Preferred stock, no par value, authorized 1,818,755
     shares, none issued and outstanding at April 30, 2002
     and 2001                                                                       -                 -
   Common stock, $.01 par value, authorized 25,000,000
     shares, issued and outstanding 3,401,000 shares at
     April 30, 2002 and 2001                                                    34,000            34,000
   Additional paid-in capital                                               13,175,000        13,175,000
   Accumulated deficit                                                     (15,077,000)      (14,153,000)
                                                                     --------------------------------------
Total stockholders' equity (deficit)                                        (1,868,000)         (944,000)
                                                                     --------------------------------------
Total liabilities and stockholders' equity (deficit)                   $     3,440,000   $     3,722,000
                                                                     ======================================

SEE ACCOMPANYING NOTES.


                         California Beach Restaurants, Inc. and Subsidiaries

                                Consolidated Statements of Operations

                                                                    YEAR ENDED APRIL 30
                                                         2002               2001              2000
                                                  --------------------------------------------------------
Sales                                               $    12,804,000    $    14,021,000   $    13,382,000

Costs and expenses:
   Cost of goods sold                                    11,980,000         12,504,000        11,896,000
   Selling, general and administrative                      779,000          1,038,000         1,025,000
   Depreciation and amortization                            451,000            430,000         1,098,000
   Loss on disposal of restaurant                           318,000                  -                 -
                                                  --------------------------------------------------------
                                                           (724,000)            49,000          (637,000)
Other income (expenses):
   Interest expense, net                                   (205,000)          (173,000)         (282,000)
                                                  --------------------------------------------------------
Loss before income taxes                                   (929,000)          (124,000)         (919,000)

Income tax provision (benefit)                               (5,000)             3,000             2,000
                                                  --------------------------------------------------------
Net Loss                                            $      (924,000)   $      (127,000)  $      (921,000)
                                                  ========================================================

Net Loss per common share:
   Basic and Diluted                                $          (.27)   $          (.04)  $          (.27)

Weighted average shares outstanding:
   Basic and Diluted                                      3,401,000          3,401,000         3,401,000


SEE ACCOMPANYING NOTES.


                              California Beach Restaurants, Inc. and Subsidiaries

                           Consolidated Statements of Stockholders' Equity (Deficit)

                                                                     Additional
                                          Common Stock                Paid-in           Accumulated
                                      Shares         Amount           Capital             Deficit            Total
                                 -----------------------------------------------------------------------------------------
Balance at April 30, 1999             3,401,000          34,000        13,175,000         (13,105,000)          104,000
   Net loss                                   -               -                 -            (921,000)         (921,000)
                                 -----------------------------------------------------------------------------------------
Balance at April 30, 2000             3,401,000          34,000        13,175,000         (14,026,000)         (817,000)
   Net loss                                   -               -                 -            (127,000)         (127,000)
                                 -----------------------------------------------------------------------------------------
Balance at April 30, 2001             3,401,000          34,000        13,175,000         (14,153,000)         (944,000)
   Net loss                                   -               -                 -            (924,000)         (924,000)
                                 -----------------------------------------------------------------------------------------
Balance at April 30, 2002             3,401,000    $     34,000   $    13,175,000     $   (15,077,000)   $   (1,868,000)
                                 =========================================================================================

SEE ACCOMPANYING NOTES.


                              California Beach Restaurants, Inc. and Subsidiaries

                                     Consolidated Statements of Cash Flows

                                                                      YEAR ENDED APRIL 30
                                                            2002             2001              2000
                                                     ------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                               $     (924,000)   $     (127,000)  $     (921,000)
Adjustments to reconcile net loss to cash
   provided by operations:
     Depreciation and amortization                            451,000           430,000        1,098,000
     Changes in operating assets and liabilities:
       Trade and other receivables                             (6,000)           35,000          (27,000)
       Inventories                                             (3,000)          (12,000)          (8,000)
       Prepaid expenses                                       (84,000)          (45,000)          90,000
       Accounts payable                                       299,000             8,000          371,000
       Accrued liabilities                                     56,000           259,000         (395,000)
       Deferred rent                                          (22,000)          (22,000)         (22,000)
       Other liabilities                                            -           (73,000)         (55,000)
                                                     ------------------------------------------------------
Net cash (used in) provided by operations                    (233,000)          453,000          131,000

INVESTING ACTIVITIES
Additions to fixed assets                                     (36,000)         (192,000)      (1,332,000)
Decrease in other assets                                       22,000                 -           19,000
                                                     ------------------------------------------------------
Net cash used in investing activities                         (14,000)         (192,000)      (1,313,000)

FINANCING ACTIVITIES
Borrowings from  notes payable- related
   parties and increase in Subordinated debt                  535,000           353,000          166,000
Principal payments on borrowings                             (225,000)         (395,000)               -
Borrowings from related party                                       -                 -          200,000
Payment to related party                                            -          (100,000)        (100,000)
                                                     ------------------------------------------------------
Net cash  provided by (used in)
   financing activities                                       310,000          (142,000)         266,000
                                                     ------------------------------------------------------
Net increase (decrease) in cash                                63,000           119,000         (916,000)
Cash at beginning of year                                     221,000           102,000        1,018,000
                                                     ------------------------------------------------------
Cash at end of year                                    $      284,000    $      221,000   $      102,000
                                                     ======================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for:
     Interest                                          $       90,000    $       98,000   $      284,000
     Income taxes                                      $        3,000    $        3,000                -


SEE ACCOMPANYING NOTES.

               California Beach Restaurants, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 April 30, 2002

1. BUSINESS AND BASIS OF PRESENTATION

California Beach Restaurants, Inc., ("Registrant" or "Company") has operations in one business segment, the ownership and management of two restaurants, Gladstone's 4 Fish and RJ's - Beverly Hills.

Effective June 21, 2002, the Registrant ceased operations at RJ's. The Registrant reviewed the on going results at RJ's and determined that the negative contribution over the last several years was likely to continue, and given the current market and did not fit into management's planning of maximizing the value of the Gladstones trademark. Given the continuing losses at RJ's, which amounted to $265,000 in fiscal year 2002, combined with current working capital constraints, the Registrant negotiated with the landlord to vacate the premises. The landlord has sublet the property at a rent equivalent to the Registrant's current lease rate. The Company has a guarantee through December 31, 2004 requiring payment of the monthly rental payments in the event that the new lessee fails to make payments and the new lessee's deposits are inadequate to cover the remaining payments. The Registrant has sold the RJ's trademark to the new tenant. For the year ended April 30, 2002, the Registrant recorded a loss of $318,000 related to the provision for closing RJ's, including accruing for costs associated with shutting down the restaurant including fees to the landlord and other professionals. The Company anticipates the restaurant shutdown activities will be completed by the end of the second quarter of fiscal 2003 and none of the costs accrued had been used as of April 30, 2002. The revenues and operating loss for RJ's were $1,401,702 and $265,000 in 2002, $1,715,650 and $146,000 in 2001, and $1,643,274 and $108,000 in 2000,
respectively.

The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of the Company's business. The Company's ability to continue as a going concern is dependent upon various factors including, among others, its ability to generate profits, reduce its operating losses and negative cash flows, and extend or replace its line of credit which is due to expire on September 15, 2002. At April 30, 2002, the Company was in violation of a covenant of the $475,000 line of credit with U.S. Bank and obtained an agreement from the bank to forbear the debt through December 15, 2002 provided the Company makes cash collateral payments. The line of credit is used for the letter of credit required under the Gladstones lease.

During the year ended April 30, 2002, the Company had negative cash flow from operations of approximately $233,000 and incurred a net loss of approximately $924,000. These losses have adversely impacted California Beach Restaurants, Inc.'s working capital position. To fund these working capital needs, the Company borrowed $440,000 from related parties during the year ended April 30, 2002. These borrowings were originally due to mature in calendar 2002, but have been extended to May 2003. Management believes sales in fiscal 2002 were adversely affected by the September 11 tragedy and resultant decline in business and tourist air travel.

               California Beach Restaurants, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 April 30, 2002

Management believes the Company will be able to generate sufficient revenue, reduce operating expenses and extend or replace the line of credit or obtain additional sources of debt in order to fund ongoing operations through April 30, 2003. Management has taken actions to reduce operating losses by shutting down its RJ's location (discussed elsewhere in this footnote) and it believes the effects on operating results from the economic conditions experienced in fiscal 2002 will not be as severe in fiscal 2003. Accordingly, the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability or classifications of liabilities that may result from the outcome of this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

The Company's restaurant operations are conducted through its wholly owned subsidiary, Sea View Restaurants, Inc. (Sea View). Sea View's fiscal year is the 52 or 53 week period ending on the Thursday closest to April 30. The fiscal years ended on May 2, May 3, and April 27 for fiscal years 2002, 2001 and 2000, respectively. The fiscal years 2002 and 2000 contained 52 weeks, and fiscal 2001 contained 53 weeks.

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

LONG-LIVED ASSETS

The Company reviews long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment losses are recognized when the carrying amount of the asset exceeds the estimated fair value of the asset. At April 30, 2002 and 2001, the Company believes there has been no impairment of the value of such assets, other than the accrual recorded for the net book value of the assets at RJ's discussed above in Note 1.

FINANCIAL INSTRUMENTS

The carrying value of financial instruments such as cash, receivables, accounts payable and accrued liabilities approximates their fair values based on the short-term maturities of these instruments. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions. The carrying value of debt are not estimable at April 30, 2002.

               California Beach Restaurants, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 April 30, 2002

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FIXED ASSETS

Fixed assets are stated at cost. Depreciation on furniture and equipment is computed by the straight-line method using lives ranging from 3 to 8 years. Leasehold improvements are amortized over the remaining terms of the leases (including options expected to be exercised) or the estimated lives of the improvements, principally 18 years, whichever is less.

GOODWILL

Goodwill was being amortized using the straight-line method over 10 years. In fiscal 2000, goodwill was fully amortized.

INCOME TAXES

The Company uses the liability method of accounting for income taxes. Under this method, deferred income taxes are provided for the difference between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws expected to be in effect when temporary differences are expected to reverse.

RESTAURANT AND LICENSE REVENUES

Revenues from the operation of the Company-owned restaurants are recognized when sales occur. License fees are based on the licensee restaurant's gross receipts and are recorded by the Company in the period the related restaurant's revenues are earned. Fees received pursuant to this agreement during years ended April 30, 2002, 2001, and 2000 were $63,000, $74,000 and $66,000, respectively.

ADVERTISING COSTS

The Company expenses advertising costs as such costs are incurred. The Company expensed $86,000, $55,000 and $110,000 for the years ended April 30, 2002, 2001 and 2000, respectively, in connection with advertising.

STOCK-BASED COMPENSATION

The Company accounts for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25," Accounting for Stock Issued to Employees".

BASIC AND DILUTED LOSS PER COMMON SHARE

The Company presents basic loss per common share and diluted loss per common share in accordance with Financial Accounting Standards Board No. 128, "Earnings Per Share." Basic loss per common share includes only the weighted average shares outstanding and excludes the dilutive

               California Beach Restaurants, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 April 30, 2002

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

effect of options, warrants and convertible securities. The number of shares that were excluded from earnings per share as of April 30, 2002, 2001, and 2000 because their effect was antidilutive pursuant to paragraph 40 of SFAS 128 were 1,985,000, 1,890,000 and 1,800,000, respectively. For the years ended April 30, 2002, 2001, and 2000 basic and diluted loss per common share are the same due to the antidilutive effect of potential common stock equivalents.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions affecting the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

The Company has accounted for the cessation of its RJ's operations under the provisions of EITF No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." In June 2002 the Financial Accounting Standards Board (FASB) issued FASB No. 146. "Accounting for Costs Associated with Exit or Disposal Activities." The Company will adopt the accounting requirement of FASB 146 in fiscal 2003 and does not anticipate the effects to the financial statements to be material.

In August 2001, the FASB issued standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard requires the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed by sale. This standard is effective for fiscal years beginning after December 15, 2001. The Company does not expect a material impact on its results of operations or financial condition as a result of the adoption of this standard.

3. FIXED ASSETS

Details of fixed assets are as follows:

                                                            APRIL 30
                                                      2002             2001
                                                   -----------------------------

Leasehold improvements                                4,656,000      4,664,000
Furniture and equipment                               2,184,000      2,140,000
                                                   -----------------------------
                                                      6,840,000      6,804,000
Less accumulated depreciation and amortization       (4,453,000)    (4,007,000)
                                                   -----------------------------
                                                     $2,387,000     $2,797,000
                                                   =============================

               California Beach Restaurants, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 April 30, 2002

4. NOTES PAYABLE - RELATED PARTIES

On December 6, 2001, the Registrant entered into a senior subordinated agreement with RLH Surf, an entity affiliated with one of the Registrant's principal stockholders and a member of its board of directors. The agreement provides for a loan amount up to $500,000 with annual interest rate of 15% on the outstanding principal balance of the note. The payment of the principal and interest on the Subordinated Note is junior and subordinate to the prior payment in full of all indebtedness of the Company to Lyon Credit Corporation. As of April 30, 2002 Registrant owed $400,000 to RLH Surf, and $40,000 to Dr. Howard Higholt on the principal plus accrued interest. The note was originally payable on September 30, 2002, however the maturity date was extended by the noteholders through May 30, 2003.

5. DEBT

On March 30, 1999, the Registrant completed a private offering of $1,800,000 of subordinated, convertible notes ("Subordinated Notes") to a limited number of existing shareholders of the Registrant who are "accredited investors" within the meaning of Regulation D promulgated under the Securities Act of 1933, as amended. The proceeds of the offering were used to retire existing indebtedness to Outside LLC (as defined herein), and to finance the renovations at Gladstone's. The Subordinated Notes are immediately convertible into common stock of the Registrant at a rate of $1 per share, and pay interest at 5% per annum. The Registrant may pay interest on the Subordinated Notes in cash or in kind. All interest due as of March 30, 2001 and March 30, 2002 was paid in kind by issuing a note with identical terms to the Subordinated Notes including $95,000 earned in 2002 and $90,000 in 2001. On March 6, 2002 there was an amendment to the note purchase agreement which states; that above notes may not be voluntarily prepaid by the Registrant as to principal and interest without the consent of noteholder and will mature as to principal and accrued interest on October 1, 2003. Notwithstanding, the interest rate shall be increased to 7.5% per annum (1) with respect to 50% of the principal amount of this note, for the period commencing April 1, 2002 until March 31, 2003; and (2) with respect to one hundred percent (100%) of the principal amount of this Note for the period commencing April 1, 2003 until the maturity date. The payment of the principal and interest on the Subordinated Notes is junior and subordinate to the prior payment in full of all indebtedness of the Company to Lyon Credit Corporation (Senior Debt).

On October 15, 1999 the Registrant entered into an agreement for tenant improvement and equipment financing with Lyon Credit Corporation ("TI Facility") of $1,089,000 to be repaid over a 5-year period with interest at the rate of 9.94%. At April 30, 2002, the balance due under the TI Facility was $593,000.

On March 19, 2002, the Company and U.S. Bank amended the terms of a revolving line of credit agreement decreasing the maximum borrowing amount from $500,000 to $475,000. The agreement also calls for an interest rate of prime plus 3% on the unpaid principal balance, and is secured by certain assets of the Company, including its license agreement with MCA for use of the name Gladstone's. It is also guaranteed by Sea View Restaurants. The agreement requires the Company to comply with certain cash flow and liquidity covenants, and includes a 60 consecutive days out of debt requirement. The Company utilized $437,500 of the capacity of the revolving line of credit as

               California Beach Restaurants, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 April 30, 2002

5. DEBT (CONTINUED)

collateral support for a letter of credit issued by U.S. Bank pursuant to the Concession Agreement. The revolving line of credit and the letter of credit was originally to expire on September 15, 2002. At April 30, 2002, the Registrant owed $37,500 under this agreement. The Company was in violation of a covenant and obtained an agreement from the bank to forbear the debt through December 15, 2002 provided the Company makes cash collateral payments.

On October 23, 2000, the Registrant extended the terms of the agreement with Gladstone's parking lot operator, Standard Parking, for a fixed term of two years, from January 1, 2001 through December 21, 2002. In addition, commencing in 2000 and during each year of the extended term of the agreement, upon request of the Registrant, the parking lot operator shall loan ("Annual Loan") to the Registrant an amount not to exceed $150,000 per year, to be paid back from parking lot income. The Annual Loan to Registrant shall not be advanced prior to November 1 nor later than December 31 of any calendar year. The Annual Loan to the Registrant, plus interest at the prime rate of interest as published in The Wall Street Journal as of the date the Annual Loan is made, shall be repaid to Standard Parking by July 31, of the calendar year immediately following the calendar year in which the loan is made. As of April 30, 2002, Registrant owed $111,000 to Standard Parking pursuant to the Annual Loan. This balance is recorded in accrued liabilities in the accompanying financial statements.

Maturities under existing financing agreements to third parties and related parties are as follows:

        YEAR                                           AMOUNT
        ----                                           ------

        2003                                       $       265,000
        2004                                             2,678,000
        2005                                               112,000

                                                 --------------------
                                                   $     3,055,000
                                                 ====================

               California Beach Restaurants, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 April 30, 2002

6. INCOME TAXES

The provision for income taxes consists of the following:

                                         YEAR ENDED APRIL 30
                               2002              2001             2000
                        ------------------------------------------------------
Current:
   Federal                $            -    $            -    $            -
   State                          (5,000)            3,000             2,000
                        ------------------------------------------------------
                          $       (5,000)   $        3,000    $        2,000
                        ======================================================

Deferred:
   Federal                $            -    $            -    $            -
   State                               -                 -                 -
                        ------------------------------------------------------
                          $            -    $            -    $            -
                        ======================================================

As of April 30, 2002, the Company has available for federal income tax purposes net operating loss carryovers available to offset certain future taxable income of approximately $5,166,000 and state net operating loss carryovers of approximately $1.9 million, which expire at various dates from 2002 through 2022.

As a result of changes in control in prior years, net operating losses of approximately $3,093,000 that expire through 2010 are subject to certain restrictions, which limit their future use to approximately $277,000 per year.

               California Beach Restaurants, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 April 30, 2002

6. INCOME TAXES (CONTINUED)

The effective income tax rate on income (loss) varied from the statutory federal income tax rate as follows:

                                                   2002             2001             2000
                                            ------------------------------------------------------
Statutory federal rate                            (34.0)%          (34.0)%           (34.0)%
Increase (decrease):
   State income taxes, net of
     federal tax benefit                             .2               .2                .2
   Operating losses which resulted
     in no current federal tax benefit             33.8             33.8              33.8
                                            ------------------------------------------------------
Effective income tax rate                             -%               -%                -%
                                            ======================================================

As of April 30, 2002 and 2001, the tax effect of the net operating loss carryforwards and net deferred tax assets, for which a 100% valuation allowance has been provided and which have not been recognized in the financial statements, is as follows:

                                                 2001             2001
                                          ------------------------------------

Depreciation and amortization               $      670,000    $      720,000
Accruals                                            93,000            81,000
Net operating loss carryforwards                 1,908,000         1,602,000
                                          ------------------------------------
Total deferred assets                            2,671,000         2,403,000
Less valuation allowance                        (2,671,000)       (2,403,000)
                                          ------------------------------------
Net deferred assets                         $            -    $            -
                                          ====================================

               California Beach Restaurants, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 April 30, 2002

7. STOCKHOLDERS' EQUITY

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

 The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: weighted-average risk-free interest rate of 6% for 2001, dividend yields of 0% for 2001, weighted-average volatility factors of the expected market price of the Company's common stock of 6.8; and a weighted-average expected life of the option of ten years. The amortization of the fair value of options granted was immaterial for 2002, 2001 and 2000. The Company did not grant options in 2002.

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

               California Beach Restaurants, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 April 30, 2002

7. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS (CONTINUED)

The following schedule summarizes the changes in stock options for the three years ended April 30, 2002 under the plans:

                                            NUMBER OF         EXERCISE        WEIGHTED AVERAGE
                                             OPTIONS            PRICE          EXERCISE PRICE
                                        ----------------------------------------------------------
Outstanding at April 30, 1999                  437,000          $.83                $.83
   Granted                                           -            -                  -
   Canceled                                    (50,000)          .83                 .83
   Exercised                                         -            -                  -
                                        ----------------------------------------------------------
Outstanding at April 30, 2000                  387,000           .83                 .83
   Granted                                     195,000           .90                 .90
   Canceled                                    (10,000)          .83                 .83
   Exercised                                         -            -                  -
                                        ----------------------------------------------------------
Outstanding at April 30, 2001                  582,000           .83                 .83
   Granted                                           -            -                  -
   Canceled                                          -            -                  -
   Exercised                                         -            -                  -
                                        ----------------------------------------------------------
Outstanding at April 30, 2002                  582,000            -                  .83
                                        ===================
Exercisable at April 30, 2002                  418,000
                                        ===================

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

               California Beach Restaurants, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 April 30, 2002

8. LOSS PER COMMON SHARE

A reconciliation of the numerator and denominator of basic loss per share and diluted loss per share is as follows:

                                                            YEAR ENDED APRIL 30
                                                  2002              2001             2000
                                            -----------------------------------------------------
Basic and Diluted net loss per
   share computation:
     Numerator                                $     (924,000)  $     (127,000)   $     (921,000)
     Denominator:
       Weighted average common shares
         outstanding                               3,401,000        3,401,000         3,401,000
                                            -----------------------------------------------------
     Basic and Diluted net loss
       per share                              $         (.27)  $         (.04)   $         (.27)
                                            =====================================================

               California Beach Restaurants, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 April 30, 2002

9. COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases restaurant and office facilities under various noncancelable operating leases with remaining terms ranging from one to twenty years. The terms of certain of the leases require additional rental payments based on a percentage of the restaurants' sales in excess of a minimum amount. Total amounts charged to rent expense under the Company's operating leases for the three years ended April 30, 2002 are summarized below:

                                                   2002              2001             2000
                                            ------------------------------------------------------
Restaurants:
   Fixed minimum rentals                      $    1,875,000    $    1,875,000    $    1,849,000
   Percentage rentals                                      -                 -                 -
Other fixed minimum rentals                           54,000            54,000            63,000
                                            ------------------------------------------------------
Total                                         $    1,929,000    $    1,929,000    $    1,912,000
                                            ======================================================

On November 1, 1997, Sea View and the County of Los Angeles (County) executed a new 20-year concession agreement (concession agreement). The previous agreement expired on October 31, 1997. The agreement, as amended February 9, 1999, includes minimum annual rent payments of $1,750,000, an increase of approximately $600,000 over rents paid in fiscal 1997. Percentage rents based on 10% of food sales and 12% of the sales of alcoholic beverages, merchandise and parking lot revenues will be payable to the extent that percentage rents exceed the minimum annual rent. In addition, the agreement requires an annual supplemental rent payment of $15,000 plus 1% of Gladstone's annual gross revenue in excess of $14,000,000. The agreement further required the expenditure of at least $2,700,000 for renovations to the restaurant facility by August 9, 1999. During the first two years of the agreement, minimum annual rent was reduced by $218,750 per year. Minimum annual rent will be adjusted every three years to 75% of average total rent paid per year for the prior three years, but in no event less than the current minimum rent. Minimum and percentage rent will be adjusted to fair market rental value after 10 years to the extent fair market rental value exceeds minimum and percentage rents.

The terms of the Concession Agreement afford the County the opportunity to conduct a valuation of the Gladstone's Pacific Palisades operations, at any time during the first 150 months of the Concession Agreement (commencing November 1, 1997) in the event of a sale of Gladstone's or 100% of the stock of Sea View or the Registrant, or at any time between the beginning of the 79th month and the end of the 150th month of the Concession Agreement. If the County elects to conduct a valuation, Sea View must thereafter pay the greater of (1) the Supplemental Rent Payments, or (2) an amount determined by amortizing the greater of 5% of the gross Concession value or 20% of the net Concession value (as determined pursuant to the Concession Agreement), less the aggregate amount of Supplemental Rent Payments paid through the date of the valuation, using an interest rate of 9% and equal payments of principal and interest, over the remaining term of the Concession Agreement.

               California Beach Restaurants, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 April 30, 2002

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEASES (CONTINUED)

The amended agreement also requires Sea View to post a letter of credit equal to three months minimum rent ($437,500) and maintenance of certain net worth levels, as defined. Initially, the Company posted the letter of credit by utilizing cash collateral provided by an entity affiliated with one of the Company's principal stockholders and with a member of its board of directors. Since 1999, the Company has been using U.S. Bank to provide for the letter of credit agreement and used them for business banking needs starting in fiscal 2001.

The agreement also provides, in certain circumstances, approval rights to the County in the event transactions constituting a Change in Ownership or Financing Event, as such terms are defined in the agreement, occur. These provisions may adversely affect the Company's ability to engage in such transactions.

The parking lot for the Company's Gladstone's 4 Fish restaurant is operated by a parking operator pursuant to a management agreement. The parking lot operator collects all parking lot revenues and pays all operating expenses and remits a net check reduced by the monthly operating fee to the Registrant on a monthly basis. under this arrangement. During fiscal 2002, 2001, and 2000, the Company received $119,000, $161,000, and $147,000, respectively, pursuant to this arrangement, net of all expenses (except rent). These amounts have been recorded as a reduction to cost of goods sold.

               California Beach Restaurants, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 April 30, 2002

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEASES (CONTINUED)

Aggregate minimum annual rental commitments at April 30, 2002 were as follows:

Year Ending April 30,
        2003                                             $     1,765,000
        2004                                                   1,765,000
        2005                                                   1,765,000
        2006                                                   1,765,000
        2007                                                   1,765,000
        Thereafter                                            18,532,000
                                                       --------------------
                                                         $    27,357,000
                                                       ====================

The above table does not include the lease obligations for RJ's which are $168,000 in 2003, $168,000 in 2004, and $112,000 in 2005. In June 2002, the
Company entered into an agreement to vacate the premises and the remaining lease period has been leased to another company for the same rental amount. The Company has a guarantee through December 31, 2004 requiring payment of the monthly rental amount in the event that the new lessee fails to make payments and the new lessee's deposits are inadequate to cover the remaining payments.

EMPLOYMENT AGREEMENTS

Effective November 4, 1997, the Company entered into a three-year employment agreement with the Company's Chief Executive Officer. The agreement sets forth certain of the terms of employment, including the right to receive 12 months of salary as severance pay upon (i) termination of employment without cause (as defined in the agreements) or (ii) resignation for good reason (as defined in the agreements). In each of 2000 and 2001, the term of the agreement was extended for one year for 70% of his time, and his current base salary is $159,000 subject to annual cost of living adjustments.

Effective March 6, 2000, the Company entered into an employment agreement with the Company's Chief Operating Officer. The agreement sets forth certain of the terms of employment, including current base salary of $115,000 and the right to receive 6 months salary as severance pay upon (i) termination of employment without cause (as defined in the agreement) or (ii) resignation for good reason (as defined in the agreement). This agreement has no expiration date.

Officers are entitled to a 20% bonus of their salary if earnings before interest, taxes and deprecation are $800,000 or greater; 25% of their salary if $825,000 or greater; or 30% if $850,000 or greater.

LITIGATION

From time to time the Company is involved in litigation and threatened litigation arising in the ordinary course of business. Management of the Company is unaware of any material litigation as of April 30, 2002.

               California Beach Restaurants, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 April 30, 2002

10. INTEREST IN JOINT VENTURE

In November 2001, the Registrant entered into a joint venture to manage and use the Gladstone's 4 Fish name and trademarks at a restaurant to be established in the city of Long Beach, California. A California limited liability company named Gladstone's 4 Fish LLC has been formed for this purpose of which the Company is a member. The restaurant's opening operations will be funded by the other LLC member and the Company has no financial commitment to fund this LLC. A lease has been entered into with the landlord for a twenty-year term beginning November 2002 requiring monthly payments of $23,5299 which increases to $40,167 per month over the term of the lease. Total payments will be over 6.5 million. The Company expects the restaurant to be open sometime in fiscal year 2004. In fiscal year 2002, the Company advanced $30,000 to Gladstone's 4 Fish LLC. The Company will manage the restaurant and has no financial commitments to the Gladstone's 4 fish LLC.

               California Beach Restaurants, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                 April 30, 2002

11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended April 30, 2002, 2001 and 2000:


                                                        QUARTER ENDED                        YEAR
                                                  ------------------------                   ENDED
                                       JULY 31      OCT. 31       JAN. 31     APRIL 30     APRIL 30
                                       -------      --------     --------     ---------    ---------
                                                     (IN THOUSANDS,EXCEPT PER SHARE DATA)
                                                     ------------------------------------
2002
----
Sales                                  $  3,896     $  3,267     $  2,836     $  2,805     $ 12,804
Operating Income (loss)                $    227     $     52     $   (576)    $    (95)    $   (392)
Net Income (loss)                      $    179     $      9     $   (602)    $   (510)    $   (924)
Net Income (loss) per common share:(1)
     Basic                             $   0.05     $   0.01     $  (0.18)    $  (0.12)    $  (0.27)
     Diluted                           $   0.04     $   0.01     $  (0.18)    $  (0.12)    $  (0.27)
Weighted avg. shares outstanding:
     Basic                                3,401        3,401        3,401        3,401        3,401
     Diluted                              5,291        5,291        3,401        3,401        3,401

2001
----
Sales                                  $  3,905     $  3,709     $  3,346     $  3,061     $ 14,021
Operating Income (loss)                $    299     $    212     $   (335)    $   (123)    $     53
Net Income (loss)                      $    243     $    161     $   (386)    $   (145)    $   (127)
Net Income (loss) per common share:(1)
     Basic                             $   0.07     $   0.05     $  (0.11)    $  (0.05)    $  (0.04)
     Diluted                           $   0.07     $   0.03     $  (0.11)    $  (0.05)    $  (0.04)
Weighted avg. shares outstanding:
     Basic                                3,401        3,401        3,401        3,401        3,401
     Diluted                              5,201        5,201        3,401        3,401        3,401

2000
----
Sales                                  $  3,140     $  3,523     $  3,595     $  3,124     $ 13,382
Operating Income (loss)                $     92     $    133     $   (272)    $    124     $     77
Net Income (loss)                      $   (160)    $   (116)    $   (539)    $   (106)    $   (921)
Net Income (loss) per common share:(1)
     Basic                             $  (0.05)    $  (0.03)    $  (0.16)    $  (0.03)    $  (0.27)
     Diluted                           $  (0.05)    $  (0.03)    $  (0.16)    $  (0.03)    $  (0.27)
Weighted avg. shares outstanding:
     Basic                                3,401        3,401        3,401        3,401        3,401
     Diluted                              3,401        3,401        3,401        3,401        3,401

(1) Per common share amounts for the quarters and full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period and, with regard to diluted per common share amounts only, because of the effect of potentially dilutive securities only in the periods in which the effect would have been dilutive.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has caused this report to be signed on its behalf by the undersigned, thereunto authorized in the City of Los Angeles, in the State of California, on August 9, 2002.

                                   California Beach Restaurants, Inc.

                                   By:    Alan Redhead
                                          --------------------------------------
                                          Alan Redhead, Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                    Title                                    Date
---------                    -----                                    ----

Alan Redhead                 Chairman of the Board Chief           August 9,2002
------------------------      Executive Officer, Director, and
Alan Redhead                  Chief Financial Officer,
                             (Principal Accounting Officer)

J. Christopher Lewis         Director                              August 9,2002
------------------------
J. Christopher Lewis

Jefferson W. Asher, Jr.      Director                              August 9,2002
------------------------
Jefferson W. Asher, Jr.

Richard P. Bermingham        Director                              August 9,2002
------------------------
Richard P. Bermingham

Robert L. Morrison           Director                              August 9,2002
------------------------
Robert L. Morrison

INDEX TO EXHIBITS

                                  Item 14(a) 3

ITEM                                                                   METHOD OF
NUMBER            DESCRIPTION                                          FILING
------            -----------                                          ------

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

10.47    California Beach Restaurants, Inc. Omnibus Stock Plan*

10.49    Amended and Restated lease for RJ's dated January 1, 1995 (15)

ITEM                                                                   METHOD OF
NUMBER            DESCRIPTION                                          FILING
------            -----------                                          ------

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

10.68 Note Purchase Agreement among the Registrant and certain other purchasers, dated as of March 30, 1999, including Exhibit A thereto, the 5% Convertible Subordinated Note Due March 30, 2003.(26)

10.69 Note Agreement, between California Beach Restaurants, Inc., Sea View Restaurants, Inc., and Lyon Credit Corporation dated October 19, 1999 and related documents. (27)

ITEM                                                                   METHOD OF
NUMBER            DESCRIPTION                                          FILING
------            -----------                                          ------

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

10.73 Line of Credit agreement, dated as of March 22, 2000, by and between Sea View Restaurants, Inc., and Space Partners, a California general partnership. (29)

10.74    Executive employment agreement dated as of March 6, 2000
         between the Registrant and Robert Kissinger. * (29)

10.75 Revolving line of credit agreement between California Beach Restaurants, Inc., Sea View Restaurants, Inc., and U.S. Bank (formerly Santa Monica Bank), dated July 6, 2000. (29)

10.76 Standby letter of credit agreement between California Beach Restaurants, Inc., and U.S. Bank (formerly Santa Monica Bank), dated July 6, 2000. (29)

10.77 Amendment to business loan agreement between California Beach Restaurants, Inc., and U.S. Bank (formerly Santa Monica Bank), dated March 25,2000. (29)

10.78 Amendment of Parking Management Agreement, dated as of October 23, 2000 between Sea View Restaurants, Inc., and Standard Parking, Inc.(30)

10.79 Revolving line of credit agreement between California Beach Restaurants, Inc., Sea View Restaurants, Inc., and U.S. Bank (formerly Santa Monica Bank), dated June 22, 2001.(31)

10.80 Amendment to business loan agreement between California Beach Restaurants, Inc., and U.S. Bank (formerly Santa Monica Bank), dated March 26,2001.(31)

10.81    Agreement between RLH Surf and the Registrant made on December
         6, 2001.(A)

10.82    Amendment to Note purchase agreement dated March 6, 2002. (A)

21.1     Subsidiaries of the Registrant (15)

23.1     Consent of Ernst & Young LLP (A)

99.1 Certification of Chief Executive officer and Chief Financial officer (A)

 (A)     FILED HEREWITH ELECTRONICALLY

( 4) Previously filed with Form 8-K filed April 27, 1990. **
( 5) Previously filed with Form 10-K for the fiscal year ended April 30,
     1990. **
( 7) Previously filed with Form 10-Q for the quarter ended January 31, 1991. ** ( 9) Previously filed with Form 8-K filed April 28, 1992. **
(10) Previously filed with Form 10-K for the fiscal year ended April 30, 1993.
     **
(13) Previously filed with Form 8-K filed January 18, 1995. **
(15) Previously filed with Form 10-K for the fiscal year ended April 30, 1995.
     **
(16) Previously filed with Form S-1 on August 4, 1995, Registration No. 33-95240. **
(17) Previously filed with Form 10-K for the fiscal year ended April 30, 1996.
     **
(18) Previously filed with Form 10-Q for the quarter ended January 31, 1997. **
(19) Previously filed with Form 10-K for the fiscal year ended April 30, 1997.**
(20) Previously filed with Form 10-Q for the quarter ended October 31, 1997.**

(21) Previously filed with Form 10-Q for the quarter ended January 31, 1998.**
(22) Previously filed with Form 10-K for the fiscal year ended April 30, 1998.**
(23) Previously filed with Form 10-Q for the quarter ended July 31, 1998.**
(24) Previously filed with Form 10-Q for the quarter ended October 31, 1998.**
(25) Previously filed with Form 10-Q for the quarter ended January 31, 1999.**
(26) Incorporated by reference to Amendment No. 1 to Schedule 13D filed with the Commission on April 16, 1999, on behalf of Alan Redhead.**
(27) Previously filed with Form 10-Q for the quarter ended July 31, 1999 **
(28) Previously filed with Form 10-Q for the quarter ended October 31, 1999 **
(29) Previously filed with Form 10-K for the fiscal year ended April 30, 2000 **
(30) Previously filed with Form 10-Q for the quarter ended October 31, 2000 **
(31) Previously filed with Form 10-K for the fiscal year ended April 30, 2001 **

  * This is a management contract or compensatory plan or arrangement.

         **All filings were made at the Commission's office in Washington D.C.; The Registrant's SEC file number is 0-12226.