Form 10-Q
period 2002-07-31
CALIFORNIA BEACH RESTAURANTS INC
filed 2002-09-13
CIK 738274

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     July 31, 2002

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________


                         Commission file number 0-12226



                       CALIFORNIA BEACH RESTAURANTS, INC.
                       ----------------------------------
               (Exact name of Company as specified in its charter)



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

                                 (310) 459-9676
                                 --------------
                (Company's telephone number, including area code)


Indicate by check mark whether the Company (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days.

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                                                    Number of Shares Outstanding
           Class                                        at September 6, 2002
           -----                                        --------------------
Common Stock, $.01 par value                                3,400,865

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                                  JULY 31, 2002


                                      INDEX




Part I - FINANCIAL INFORMATION                                       Page Number
------------------------------                                       -----------

  Item 1.    Financial Statements (Unaudited)

             Consolidated Balance Sheets at July 31, 2002
             and April 30, 2002................................................3

             Consolidated Statements of Income for the
             Three Months Ended July 31, 2002 and 2001.........................5

             Consolidated Statements of Cash Flows for the
             Three Months Ended July 31, 2002 and 2001.........................6

             Notes to Consolidated Financial Statements........................7

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations...............................9

  Item 3.    Quantitative and Qualitative Disclosures about Market Risk.......13



Part II - OTHER INFORMATION

  Item 1.    Legal Proceedings................................................14

  Item 2.    Changes in Securities and Use of Proceeds .......................14

  Item 3.    Defaults Upon Senior Securities..................................14

  Item 4.    Submission of Matters to a Vote of Security Holders..............14

  Item 5.    Other Information................................................14

  Item 6.    Exhibits and Reports on Form 8-K.................................14

  Signature Page..............................................................15

  Certification Page..........................................................18

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS




                                                   July 31, 2002  April 30, 2002
                                                    -----------     -----------
                                                    (Unaudited)         (1)
Current Assets:

     Cash                                           $  496,000      $  284,000
     Trade and other receivables                        62,000          48,000
     Inventories                                       191,000         234,000
     Prepaid expenses                                  343,000         349,000
                                                    -----------     -----------
       Total current assets                          1,092,000         915,000




Fixed Assets (at cost) - net of accumulated
       depreciation and amortization                 2,223,000       2,387,000





Other Assets
                                                        65,000         138,000
                                                    -----------     -----------

                                                    $3,380,000      $3,440,000
                                                    ===========     ===========




The accompanying notes to consolidated financial statements are an integral part of this statement.


(1) The April 30, 2002 amounts have been extracted from the Company's Annual Report on Form 10-K for the year ended April 30, 2002.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' DEFICIT




                                                   July 31, 2002  April 30, 2002
                                                   -------------   -------------
                                                    (Unaudited)         (1)

Current Liabilities:
     Revolving line of credit - bank               $     37,000    $     37,000
     Current portion of note payable                    234,000         228,000
     Note payable- related party                        440,000              --
     Accounts payable                                   987,000         965,000
      Accrued liabilities                               746,000         623,000
     Accrual for disposal of location                    26,000         318,000
                                                   -------------   -------------
       Total current liabilities                      2,470,000       2,171,000

Note payable, less current portion                      305,000         365,000
Note payable- related party                                  --         440,000
Deferred rent                                           334,000         339,000
Other liabilities                                         7,000           8,000
Subordinated convertible notes                        1,985,000       1,985,000

Stockholders' Deficit:

     Preferred stock, no par value, authorized               --              --
     1,818,755 shares, none issued and
     outstanding at July 31, 2002 and 2001

     Common stock, $.01 par value, authorized
     25,000,000 shares, issued and outstanding
     3,401,000 shares at July 31, 2002
     and at April 30, 2002                               34,000          34,000


     Additional paid-in capital                      13,175,000      13,175,000

     Accumulated deficit                            (14,930,000)    (15,077,000)
                                                   -------------   -------------
       Total stockholders' deficit                   (1,721,000)     (1,868,000)
                                                   -------------   -------------
                                                   $  3,380,000    $  3,440,000
                                                   =============   =============

The accompanying notes to consolidated financial statements are an integral part of this statement.

(1) The April 30, 2002amounts have been extracted from the Company's Annual Report on Form 10-K for the year ended April 30, 2002.



                 CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME

                                     (UNAUDITED)

                                                        Three Months Ended July 31,
                                                        ---------------------------
                                                           2002            2001
                                                        ------------   ------------
Sales                                                   $ 3,409,000    $ 3,896,000

Costs and Expenses:

     Cost of goods sold                                   2,902,000      3,344,000
     Selling, general and administrative                    199,000        220,000
     Depreciation and amortization                           97,000        105,000
                                                        ------------   ------------
                                                            211,000        227,000


Other income (expenses):

     Interest expense                                       (64,000)       (47,000)
                                                        ------------   ------------
Income  before income taxes                                 147,000        180,000

Provision for income taxes                                       --         (1,000)
                                                        ------------   ------------
Net income                                              $   147,000    $   179,000
                                                        ============   ============



Net income per common share:
     Basic                                              $       .04    $       .05
                                                        ============   ============
     Diluted                                            $       .03    $       .04
                                                        ============   ============
Weighted average number of common shares outstanding:
     Basic                                                3,401,000      3,401,000

     Diluted                                              5,386,000      5,291,000

The accompanying notes to consolidated financial statements are an integral part of this statement.



                      CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          (UNAUDITED)

                                                                    Three Months Ended July 31,
                                                                    ---------------------------
                                                                         2002         2001
                                                                      ----------   ----------
Operating activities:
Net income                                                            $ 147,000    $ 179,000

Adjustments to reconcile net income to cash provided by operations:

     Depreciation and amortization                                       97,000      105,000

Changes in operating assets and liabilities:

     Trade and other receivables                                        (25,000)     (83,000)
     Inventories                                                          3,000      (21,000)
     Prepaid expenses                                                     6,000      (15,000)
     Other assets                                                         3,000        1,000
     Accounts payable                                                    24,000      298,000
     Accrued liabilities                                                123,000       65,000
      Deferred rent                                                      (5,000)      (5,000)
     Accrual for disposal of location                                   (70,000)          --
     Other liabilities                                                   (2,000)      (9,000)
                                                                      ----------   ----------
Cash provided by operations                                             301,000      515,000
                                                                      ----------   ----------
Investing activities:
     Additions to fixed assets                                          (35,000)     (18,000)
                                                                      ----------   ----------
     Net cash used in investing activities                              (35,000)     (18,000)

Financing activities:
     Principal payments on borrowings                                   (54,000)    (106,000)
                                                                      ----------   ----------
     Net cash used in financing activities                              (54,000)    (106,000)
                                                                      ----------   ----------
Net increase in cash                                                    212,000      391,000
Cash at beginning of period                                             284,000      221,000
                                                                      ----------   ----------
Cash at end of period                                                 $ 496,000    $ 612,000
                                                                      ==========   ==========
Supplemental disclosures of cash flow information:

Cash paid during the period for:

     Interest                                                         $  10,000    $  21,000
                                                                      ==========   ==========
     Income taxes                                                     $   2,000    $   1,000
                                                                      ==========   ==========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                                              6



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

Effective June 21, 2002, the Company ceased operations at RJ's. The Company reviewed the on going results at RJ's and determined that the negative contribution over the last several years was likely to continue. Given the continuing losses at RJ's, which amounted to $265,000 in fiscal year 2002, and $27,000 in the quarter ended July 31, 2002, combined with current working capital constraints, the Company negotiated with the landlord to vacate the premises. The landlord has sublet the property at a rent equivalent to the Company's current lease rate. The Company has a guarantee through December 31, 2004 requiring payment of the monthly rental payments in the event that the new lessee fails to make payments and the new lessee's deposits are inadequate to cover the remaining payments. The Company has sold the RJ's trademark to the new tenant. For the year ended April 30, 2002, the Company recorded a loss of $318,000 related to provision for closing RJ's, including accruing for costs associated with shutting down the restaurant including fees to the landlord and other professionals. The revenues and operating loss for RJ's were $1,401,702 and $265,000 in 2002, $1,715,650 and $146,000 in 2001, and $1,643,274 and
$108,000 in 2000, respectively. Revenues and operating losses for RJ's were $168,490 and $2,132 in the first quarter of fiscal 2003, and $365,979 and $57,427 in the first quarter of fiscal 2002, respectively.

The unaudited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and article 10 of Regulation S-X and do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial position and results of operations. The results of operations for the three month period ended July 31, 2002 may not be indicative of the results that may be expected for the year ending April 30, 2003. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended April 30, 2002.

NOTE B - ACCOUNTING PERIODS

The Company's restaurant operations are conducted through its wholly owned subsidiary, Sea View Restaurants, Inc. ("Sea View"). The Company's consolidated financial statements for the three months ended July 31, 2002 and 2001 include Sea View's operations for the twelve weeks ended July 25, 2002 and July 26, 2001, respectively.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE C - FIXED ASSETS

                                                  July 31, 2002   April 30, 2002
                                                   ------------     ------------
Leasehold improvements                               4,010,000        4,656,000
Furniture and equipment                              1,876,000        2,184,000
                                                   ------------     ------------
                                                     5,886,000        6,840,000

Less accumulated depreciation and amortization      (3,663,000)      (4,453,000)
                                                   ------------     ------------
                                                   $ 2,223,000      $ 2,387,000
                                                   ============     ============

NOTE  D - BASIC AND DILUTED EARNINGS PER COMMON SHARE

The Company presents two earnings per share amounts, basic earnings per common share and diluted earnings per common share. Basic earnings per common share includes only the weighted average shares outstanding and excludes the dilutive effect of options, warrants and convertible securities. The following table sets forth the computation of basic and diluted earnings per common share for the three months ended July 31, 2002 and 2001:

                                                  July 31, 2002    July 31, 2001
                                                   ------------     ------------
BASIC EARNINGS PER COMMON SHARE:
Net income available to common shareholders        $   147,000      $   179,000
Weighted average shares outstanding                  3,401,000        3,401,000
                                                   ------------     ------------

Basic earnings per common share                    $      0.04      $      0.05
                                                   ============     ============

DILUTED EARNINGS PER COMMON SHARE:
Net income available to common shareholders        $   147,000      $   179,000
Interest on convertible debt, net of tax                31,000           24,000
                                                   ------------     ------------
Adjusted net income available to common
shareholders assuming conversion                       178,000          203,000
                                                   ------------     ------------

Weighted average shares outstanding                  3,401,000        3,401,000
Effect of dilutive securities (convertible debt)     1,985,000        1,890,000
                                                   ------------     ------------
Adjusted weighted average shares and assumed
conversions
                                                     5,386,000        5,291,000
                                                   ============     ============

Diluted earnings per share                         $      0.03      $      0.04
                                                   ============     ============

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

The shares related to the stock options are excluded due to their anitdilutive effect as a result of the option's exercise price being greater than the average market price of the common shares for the three months ended July 31, 2002 and 2001.


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

         Due to the nature of the business, few accounting policies are applicable and no critical estimates are made by the Company.The critical accounting policies of the Company are disclosed in Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10K for the year ended April 30, 2002.


RESTAURANT OPERATIONS
---------------------

         Restaurant operations include the results of Gladstone's 4 Fish in Pacific Palisades, California, and RJ's - Beverly Hills in Beverly Hills, California.

 Effective June 21, 2002, the Company ceased operations at RJ's. The Company reviewed the on going results at RJ's and determined that the negative contribution over the last several years was likely to continue. Given the continuing losses at RJ's, which amounted to $265,000 in fiscal year 2002, combined with current working capital constraints, the Company negotiated with the landlord to vacate the premises. The landlord has sublet the property at a rent equivalent to the Company's current lease rate. The Company has sold the RJ's trademark to the new tenant. For the year ended April 30, 2002, the Company recorded a loss of $318,000 related to the impairment of the remaining assets of RJ's as well as accruing for costs associated with shutting down the restaurant including fees to the landlord and other professionals.

RESTAURANT REVENUES
-------------------

Total sales for the twelve weeks ending July 25, 2002 were $3,409,000 compared with $3,896,000 for the same period last year, a decrease of $487,000 or 12.5% less. Gladstone's sales were $3,221,493 for the twelve weeks ending July 25, 2002 a decrease of $292,286 or 8.3%. For the twelve weeks ending July 25, 2002 guest counts were 136,521 compared with 132,374 for the same period last year, an increase of 4,147 or 3.1%. While overall customer counts increased, the reduction in high spending business and tourist air travellers, resulted in an average sales per customer decrease of 9.0%.

As a result of typically more favorable weather and higher tourism during the summer months from May through September, the Company's sales and operating profits have historically been higher in the first and second quarters of its fiscal year.


COST OF GOODS SOLD
------------------

Cost of goods sold includes all food, beverages, liquor, direct labor and other operating expenses, including rent, of the Company's restaurant operations.

Cost of goods sold for the twelve weeks July 25, 2002 was $2,902,000, or 85.2% as a percentage of sales, compared with $3,344,000, or 85.8% as a percentage of sales, during the same period last year. The decrease in cost of goods sold as a percentage of sales for the twelve weeks ending July 25, 2002,as compared to the comparable period in 2001, is primarily the result of the elimination of RJ's operations and costs related to it. RJ's cost of goods sold for the twelve weeks ended July 25, 2002 were $402,000 and $409,000 for same period in the prior year.

Cost of goods sold as a percentage of sales have historically been slightly lower during the first and second quarters due to additional economies of scale that can be achieved with labor when sales levels are higher. For the fiscal year ended April 30, 2002, cost of goods sold, as a percentage of sales, was 93.6%.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, general and administrative expenses decreased by $21,000 or 9.5% to $199,000 during the three months ended July 31, 2002, as compared to $220,000 during the comparable period in the prior fiscal year. The decrease is attributable primarily to the reduction in the Company's legal fees and clerical salaries in the current period as compared to the same period in the prior year.

DEPRECIATION AND AMORTIZATION EXPENSE
-------------------------------------

Depreciation and amortization expense for fixed assets decreased by $8,000 or 7.6% from $105,000 during the three months ended July 31, 2001 to $97,000 for the three months ended July 31, 2002. The decrease is attributable to the reduction of RJ's depreciation during the three months ended July 31, 2002, as compared to the three months ended in prior year. The decrease was partially offset by depreciation on fixed assets additions subsequent to July 31, 2001.


INTEREST EXPENSE
----------------

Interest expense increased $17,000 or 36.2% from $47,000 for the three months ended July 31, 2001 to $64,000 for the three months ended July 31, 2002. This was due primarily to additional borrowings from a related party in December 2001.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Effective June 21, 2002, the Company ceased operations at RJ's. The Company reviewed the on going results at RJ's and determined that the negative contribution over the last several years was likely to continue. The losses at RJ's in fiscal 2002 were $265,000 in fiscal 2002 and for the first quarter of fiscal 2003 were $2000.

         The Company believes the elimination of the RJ's losses will allow it to generate positive operating cash flow in 2003. Additionally, management believes it will be able to replace the current $475,000 bank line of credit and make all scheduled debt payments in fiscal 2003, or renegotiate the terms accordingly. The Company believes it has access to additional sources of debt to fund working capital needs through July 31, 2003. There can be no assurance the Company will be able to effectively accomplish these objectives.

         On March 30, 1999, the Company completed a private offering of $1,800,000 of subordinated, convertible notes ("Subordinated Notes") to a limited number of existing shareholders of the Company who are "accredited investors" within the meaning of Regulation D promulgated under the Securities Act of 1933, as amended. The proceeds of the offering were used to retire existing indebtedness to Outside LLC (as defined therein), and to finance the renovations at Gladstone's. The Subordinated Notes are immediately convertible into common stock of the Company at a rate of $1 per share, and pay interest at 5% per annum, except as adjusted as described below. The Company may pay interest on the Subordinated Notes in cash or in kind. All interest due as of March 30, 2001 and March 30, 2002 was paid in kind by issuing notes with identical terms to the Subordinated Notes. On March 6, 2002 an amendment to the note purchase agreement was entered into to provide that the Subordinated Notes may not be voluntarily prepaid by the Company as to principal and interest without the consent of noteholder and will mature as to principal and accrued interest on October 1, 2003 instead of March 25, 2003. Also, the interest rate was increased to 7.5% per annum (1) with respect to 50% of the principal amount of the Subordinated Notes, for the period commencing April 1, 2002 until March 31, 2003; and (2) with respect to one hundred percent (100%) of the principal amount of the Subordinated Notes for the period commencing April 1, 2003 until the maturity date. The payment of the principal and interest on the Subordinated Notes is junior and subordinate to the prior payment in full of all indebtedness of the Company to Lyon Credit Corporation (Senior Debt). The Company does not anticipate that it will be able to repay the Subordinated Notes when they mature. The Company will seek to extend or renew the Subordinated Notes or convert the Subordinated Notes into equity. Currently the Company has not begun these negotiations. There can be no assurance the Company will be able to successfully negotiate these revised terms.

         On October 19, 1999, the Company entered into an agreement for tenant improvement and equipment financing with Lyon Credit Corporation ("TI Facility") of $1,089,000 to be repaid over a 5-year period with interest at the rate of 9.94%. The Company paid $54,000 on the principal balance in the quarter ended July 31, 2002. At July 31, 2002, the balance due under the TI Facility was $539,000.

         On December 6, 2001, the Company entered into a senior subordinated agreement with RLH Surf, an entity affiliated with J. Christopher Lewis who is the general Partner and limited partner of Sand and Sea Partners and Sea Fair Partners, the Company's largest shareholder. The agreement provides for a loan in the amount of up to $500,000 with annual interest rate of 15% on the outstanding principal balance of the note. The payment of the principal and interest on this note is junior and subordinate to the prior payment in full of all indebtedness of the Company to Lyon Credit Corporation and the due date has been extended from September 2002 to May 2003. As of July 31, 2002 the Company owed $440,000 of principal plus accrued interest. Given Company's cash flow it may not have enough cash to pay obligation and will sick to change maturity

         On March 19, 2002, the Company and U.S. Bank amended the terms of the revolving line of credit agreement decreasing the maximum borrowing amount from $500,000 to $475,000. The agreement also calls for interest of the prime rate plus 3% on the unpaid principal balance, and is secured by certain assets of the Company, including its license agreement with MCA for use of the name Gladstone's. It is also guaranteed by Sea View Restaurants. The agreement requires the Company to comply with certain cash flow and liquidity covenants, and includes a 60 consecutive days out of debt requirement. The Company utilized $437,500 of the capacity of the revolving line of credit as collateral support for a letter of credit issued by U.S. Bank pursuant to the Concession Agreement. The letter of credit was to expire on September 15, 2002. This has been extended until December 15, 2002. As of July 31, 2002, the Company owed $37,500 under this agreement which was paid in August 2002. The Company was in violation of a covenant and obtained forbearance from the bank through December 15, 2002 provided the Company makes cash collateral payments. The Company currently is looking for a new bank to have its letter of credit obligation fulfilled.

The Company is exploring various opportunities to expand its operations. The Company's ability to expand is subject to the availability of debt or equity financing on terms that is acceptable to the Company. There can be no assurance that such financing will be available.

         The timing of the Registrant's future contractual obligations and other commercial commitments are summarized in the following table.



    CONTRACTUAL OBLIGATIONS        PAYMENTS DUE BY PERIOD

--------------------------------- ---------------------------------------------------------------------------------------
                                        Total           Remaining 9      1-3 years     3 - 5 years      After 5 years
                                                       month FY 2003
--------------------------------- ------------------- ---------------- --------------- ------------- --------------------
Subordinated convertible notes        $1,985,000             -           $1,985,000         -                 -
--------------------------------- ------------------- ---------------- --------------- ------------- --------------------
Long Term Debt                         $979,000           234,000         745,000           -                 -
--------------------------------- ------------------- ---------------- --------------- ------------- --------------------
Operating Leases                     $26,916,000         1,324,000       3,530,000      3,530,000        18,532,000
--------------------------------- ------------------- ---------------- --------------- ------------- --------------------



   OTHER COMMERCIAL COMMITMENTS        TOTAL AMOUNTS              AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                         COMMITTED
------------------------------------ ------------------ ---------------------------------------------------------------
                                                         REMAINING 9     1 - 3 YEARS     3 - 5 YEARS     OVER 5 YEARS
                                                           MONTH FY
                                                             2003
------------------------------------ ------------------ --------------- --------------- --------------- ---------------
Lines of Credit                           $37,500           37,500            -               -               -
------------------------------------ ------------------ --------------- --------------- --------------- ---------------
Standby Letters of Credit                $437,500          437,500            -               -               -
------------------------------------ ------------------ --------------- --------------- --------------- ---------------
Guarantee for RJ's lease                 $406,000          126,000         280,000            -               -
------------------------------------ ------------------ --------------- --------------- --------------- ---------------

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, certain statements in this Form 10-Q, including statements in this Item are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievement of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company's ability to generate an operating profit based on the terms of the Concession Agreement; that its principal source of cash is funds generated from operations; that restaurants historically have represented a high risk investment in a very competitive industry; general and local economic conditions, which can, among other things, impact tourism, consumer spending and restaurant revenues; weather and natural disasters, such as earthquakes and fires, which can impact sales at the Company's restaurants; quality of management; changes in, or the failure to comply with, governmental regulations; unexpected increases in the cost of key food products, labor and other operating expenses in connection with the Company's business; and other factors referenced in this Form 10-Q and the Company's other filings with the SEC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Not applicable.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.
         ------------------

         From time to time the Company is involved in litigation and threatened litigation arising in the ordinary course of business. Management of the Company is unaware of any material litigation as of July 31, 2002.


Item 2.  Changes in Securities and Use of Proceeds.
         ------------------------------------------

         None

Item 3.  Defaults Upon Senior Securities.
         --------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         Not applicable.

Item 5.  Other Information.
         ------------------

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

            (a) Exhibits

                None


            (b) Reports on Form 8-K

                None

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES







                                  Signature(s)
                                  ------------


Pursuant to the requirements of the Securities Exchange Act of 1934, Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  California Beach Restaurants, Inc. (Company)



Dated:  September 13, 2002                      By:   /s/ Alan Redhead
                                                     ---------------------------
                                                     Alan Redhead
                                                     Chief Executive Officer
                                                     Chief Financial Officer

                                  CERTIFICATION

I, Alan Redhead, certify that:

1. I have reviewed this quarterly report on Form 10-Q of California Beach Restaurants, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report.

[Items 4, 5 and 6 omitted pursuant to the transition provisions of Release No. 34-46427.]

Dated: September 13, 2002



         /s/  Alan Redhead
         --------------------------------
         Alan Redhead
         Chief Executive Officer
         & Chief Financial Officer

INDEX TO EXHIBITS


ITEM
NUMBER            DESCRIPTION
------            -----------

99.1          Certification of Chief Executive Officer and Chief Financial
              Officer (A)

(A)    FILED HEREWITH ELECTRONICALLY

             All filings were made at the commission's office in Washington D.C.; The Company's SEC file number is 0-12226.