Form 10-Q
period 2002-10-31
CALIFORNIA BEACH RESTAURANTS INC
filed 2002-12-11
CIK 738274

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended           October 31, 2002
                                        ----------------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________  to  __________________


                         Commission file number      0-12226
                                                ------------------

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

                            Yes [X]            No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                            Yes [ ]            No [X]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                                                   Number of Shares Outstanding
           Class                                       at December 12, 2002,
           -----                                   ----------------------------

Common Stock, $.01 par value                                3,401,227
----------------------------                                ---------

                         CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                                           OCTOBER 31, 2002

                                                INDEX


Part I - FINANCIAL INFORMATION                                                            Page Number
                                                                                          -----------
         Item 1.    FINANCIAL STATEMENTS (UNAUDITED)

                    Consolidated Balance Sheets at October 31, 2002
                    and April 30, 2002..........................................................3

                    Consolidated Statements of Operations for the
                    Three Months Ended and Six Months Ended
                    October 31, 2002 and 2001...................................................5

                    Consolidated Statements of Cash Flows for the
                    Six Months Ended October 31, 2002 and 2001  ................................6

                    Notes to Consolidated Financial Statements..................................7

         Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS........................................10

         Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................14

         Item 4.    CONTROLS AND PROCEDURES....................................................15


Part II - OTHER INFORMATION

         Item 1.    LEGAL PROCEEDINGS..........................................................14

         Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS..................................14

         Item 3.    DEFAULTS UPON SENIOR SECURITIES............................................14

         Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................14

         Item 5.    OTHER INFORMATION..........................................................14

         Item 6.    EXHIBITS AND REPORTS ON FORM 8-K...........................................14


         Signature Page........................................................................17

         Certifications........................................................................18

                                                  2

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                    October 31,      April 30,
                                                       2002            2002
                                                    -----------     -----------
                                                    (Unaudited)         (1)
Current Assets:

     Cash and cash equivalents                      $  412,000      $  284,000
     Restricted cash                                $  300,000              --
     Trade and other receivables                        66,000          48,000
     Inventories                                       181,000         234,000
     Prepaid expenses                                  171,000         349,000
                                                    -----------     -----------
       Total current assets                          1,130,000         915,000


Fixed assets (at cost) - net of accumulated
     depreciation and amortization                   2,180,000       2,387,000


Other assets                                            64,000         138,000
                                                    -----------     -----------


                                                    $3,374,000      $3,440,000
                                                    ===========     ===========

The accompanying notes to consolidated financial statements are an integral part of this statement.

(1) The April 30, 2002 amounts have been extracted from the Company's Annual Report on Form 10-K for the year ended April 30, 2002.

                            CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                                        CONSOLIDATED BALANCE SHEETS

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             October 31,         April 30,
                                                                                2002               2002
                                                                            -------------     -------------
                                                                             (Unaudited)            (1)
Current Liabilities:

     Revolving line of credit                                               $         --      $     37,000
     Current portion of note payable                                             239,000           228,000
     Notes payable - related parties                                             440,000                --
     Subordinated convertible notes                                            1,985,000                --
     Current portion of notes payable - Standard Parking                          43,000                --
     Accounts payable                                                            880,000           965,000
     Accrued liabilities                                                         624,000           622,000
     Accrual for disposal of location                                             15,000           318,000
                                                                            -------------     -------------

       Total current liabilities                                               4,226,000         2,170,000


Note payable, less current portion                                               242,000           365,000
Notes payable - related parties                                                       --           440,000
Notes payable-Standard Parking                                                   257,000                --
Deferred rent                                                                    329,000           339,000
Other liabilities                                                                  5,000             9,000
Subordinated convertible notes                                                        --         1,985,000

Stockholders' Deficit:
     Preferred stock, no par value, authorized 1,818,755 shares, + none issued and outstanding at October 31, 2002 and April 30, 2002

     Common stock, $.01 par value, authorized 25,000,000 shares, issued and outstanding, 3,401,000 shares at October 31, 2002 and
     at April 30, 2002                                                            34,000            34,000

     Additional paid-in capital                                               13,175,000        13,175,000

     Accumulated deficit                                                     (14,894,000)      (15,077,000)
                                                                            -------------     -------------

       Total stockholders' deficit                                            (1,685,000)       (1,868,000)
                                                                            -------------     -------------

                                                                            $  3,374,000      $  3,440,000
                                                                            =============     =============

The accompanying notes to consolidated financial statements are an integral part of this statement.

(1)    The April 30, 2002 amounts have been extracted from the Company's Annual
       Report on Form 10-K for the year ended April 30, 2002.

                                                     4

                             CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 (UNAUDITED)

                                                  Three Months Ended                Six Months Ended
                                                      October 31,                       October 31,
                                             -----------------------------     -----------------------------
                                                 2002             2001             2002             2001
                                             ------------     ------------     ------------     ------------
Sales                                        $ 3,015,000      $ 3,267,000      $ 6,424,000      $ 7,163,000

Costs and expenses:

     Cost of goods sold                        2,629,000        2,920,000        5,531,000        6,264,000
     Selling, general and administrative         207,000          190,000          406,000          410,000
     Depreciation and amortization                78,000          105,000          175,000          210,000
                                             ------------     ------------     ------------     ------------
Operating  income                                101,000           52,000          312,000          279,000


     Interest expense                            (65,000)         (43,000)        (129,000)         (90,000)
                                             ------------     ------------     ------------     ------------



Income  before income taxes                       36,000            9,000          183,000          189,000
Provision for income taxes                            --               --               --           (1,000)
                                             ------------     ------------     ------------     ------------

Net income                                   $    36,000      $     9,000      $   183,000      $   188,000
                                             ============     ============     ============     ============


Net income  per
  common share (basic ):                     $       .01      $       .00      $       .05      $       .06
                                             ============     ============     ============     ============

Net income per
  common share (diluted):                    $       .01      $       .00      $       .05      $       .04
                                             ============     ============     ============     ============



Weighted average number of
  common shares outstanding:
     Basic                                     3,401,000        3,401,000        3,401,000        3,401,000
                                             ============     ============     ============     ============
     Diluted                                   5,386,000        5,291,000        5,386,000        5,291,000
                                             ============     ============     ============     ============

The accompanying notes to consolidated financial statements are an integral part of this statement.

                                                     5

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        SIX MONTHS ENDED OCTOBER 31, 2002

                                   (UNAUDITED)


                                                          2002           2001
                                                       ----------     ----------
Cash flows from operating activities:

Net income                                             $ 183,000      $ 188,000

Adjustments to reconcile net income
  to cash provided by operations:

     Depreciation and amortization                       175,000        210,000

Changes in operating assets and liabilities:

     Trade and other receivables                         (18,000)       (28,000)
     Inventories                                          53,000         (5,000)
     Prepaid expenses                                    178,000        116,000
     Accrual for disposal of location                   (202,000)            --
     Other assets                                         74,000          2,000
     Accounts payable                                    (85,000)       (91,000)
      Accrued liabilities                                  1,000       (216,000)
     Deferred rent                                       (10,000)       (10,000)
     Other liabilities                                    (2,000)        (9,000)
                                                       ----------     ----------

Cash provided by operations                              347,000        157,000
                                                       ----------     ----------

Investing activities:
     Increase in restricted cash                        (300,000)            --
     Additions to fixed assets                           (70,000)       (27,000)
                                                       ----------     ----------

Net cash used in investing activities                   (269,000)       (27,000)
                                                       ----------     ----------

Financing activities:
Principal payments on borrowings                        (149,000)      (142,000)

     Borrowings - Standard Parking notes                 300,000             --

Net cash used in financing activities                    151,000       (142,000)

Net (decrease) increase in cash                          128,000        (12,000)
Cash and cash equivalents at beginning of period         284,000        221,000
                                                       ----------     ----------

Cash and cash equivalents at end of period             $ 412,000      $ 209,000
                                                       ==========     ==========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
     Interest                                          $  34,000      $  90,000
                                                       ==========     ==========
     Income taxes                                      $      --      $   1,000
                                                       ==========     ==========

The accompanying notes to consolidated financial statements are an integral part of this statement

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 1. - BASIS OF PRESENTATION

The unaudited consolidated financial statements presented herein include the accounts of California Beach Restaurants, Inc., and its wholly-owned subsidiaries (the "Company" or "Registrant"). All significant intercompany accounts and transactions have been eliminated.

Restaurant operations include the results of Gladstone's 4 Fish in Pacific Palisades, California, and RJ's - Beverly Hills in Beverly Hills, California through June 21, 2002.

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

The unaudited consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial position and results of operations. The results of operations for the six month period ended October 31, 2002 may not be indicative of the results that may be expected for the year ending April 30, 2003. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year-ended April 30, 2002.

The Company's restaurant operations are conducted through its wholly-owned subsidiary, Sea View Restaurants, Inc. ("Sea View"). The Company's consolidated financial statements for the three and six months ended October 31, 2002 and 2001 include Sea View's operations for the twelve weeks and twenty-four weeks ended October 17, 2002 and October 12, 2001, respectively.

NOTE 2. - BASIC AND DILUTED EARNINGS PER COMMON SHARE

The Company presents two earnings per share amounts, basic earnings per common share and diluted earnings per common share. Basic earnings per common share includes only the weighted average shares outstanding and excludes the dilutive effect of options, warrants and convertible securities. The following table sets forth the computation of basic and diluted earnings per common share for the six months and three months ended October 31, 2002 and 2001:

                                                           SIX MONTHS ENDED
                                                       Oct. 31,        Oct. 31,
                                                         2002           2001
                                                     -----------    -----------
BASIC EARNINGS PER COMMON SHARE:
Net income available to common shareholders          $  183,000     $  188,000
Weighted average shares outstanding                   3,401,000      3,401,000
                                                     -----------    -----------

Basic earnings per common share                      $     0.05     $     0.06
                                                     ===========    ===========

DILUTED EARNINGS PER COMMON SHARE:
Net income available to common shareholders          $  183,000     $  188,000
Interest on convertible debt, net of tax                 62,000         48,000
                                                     -----------    -----------
Adjusted net income available to common
shareholders assuming conversion                        245,000        236,000
                                                     -----------    -----------

Weighted average shares outstanding                   3,401,000      3,401,000
Effect of dilutive securities (convertible debt)      1,985,000      1,890,000
                                                     -----------    -----------
Adjusted weighted average shares and assumed
conversions                                           5,386,000      5,291,000
                                                     ===========    ===========

Diluted earnings per share                           $     0.05     $     0.04
                                                     ===========    ===========


                                                         THREE MONTHS ENDED
                                                       Oct. 31,        Oct. 31,
                                                         2002           2001
                                                     -----------    -----------

BASIC EARNINGS PER COMMON SHARE:
Net income available to common shareholders          $   36,000     $    9,000
Weighted average shares outstanding                   3,401,000      3,401,000
                                                     -----------    -----------

Basic earnings per common share                      $     0.01     $     0.00
                                                     ===========    ===========

DILUTED EARNINGS PER COMMON SHARE:
Net income available to common shareholders          $   36,000     $    9,000
Interest on convertible debt, net of tax                 31,000             --
                                                     -----------    -----------
Adjusted net income available to common
shareholders assuming conversion                         67,000          9,000
                                                     -----------    -----------

Weighted average shares outstanding                   3,401,000      3,401,000
Effect of dilutive securities (convertible debt)      1,985,000             --
                                                     -----------    -----------
Adjusted weighted average shares and assumed
conversions                                           5,386,000      3,401,000
                                                     ===========    ===========

Diluted earnings per share                           $     0.01     $     0.00
                                                     ===========    ===========

The shares related to outstanding stock options are excluded due to their antidilutive effect as a result of the option's exercise price being greater than the average market price of the common shares for the three and six months ended October 31, 2002 and 2001. For the three months ended October 31, 2001, the shares related to the convertible debt are excluded due to their antidulative effect.


NOTE 3. - FIXED ASSETS

                                                   October 31,        April 30,
                                                       2002             2002
                                                   ------------     ------------

Leasehold improvements                               4,010,000        4,656,000
Furniture and equipment                              1,911,000        2,184,000
                                                   ------------     ------------
                                                     5,921,000        6,840,000

Less accumulated depreciation and amortization      (3,741,000)      (4,453,000)
                                                   ------------     ------------
                                                   $ 2,180,000      $ 2,387,000
                                                   ============     ============


NOTE 4. - NOTES PAYABLE

On October 2, 2002, the Company extended the term of the agreement with Gladstone's parking lot operator, Standard Parking, for a fixed term of six years, from January 1, 2003, through December 31, 2008. In addition, the parking lot operator loaned to the Company $300,000 (the "Loan Amount"). This Loan Amount, plus interest at the greater of (a) ten percent (10%) or (b) the prime rate of interest as published in The Wall Street Journal, plus three percent (3%), is to be repaid in equal monthly installments over the six year extended term from parking lot revenue.

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

Due to the nature of the business, few critical accounting policies are applicable and no subjective, complex judgments have been made by the Company with respect to accounting estimates. The critical accounting policies of the Company are disclosed in Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10K for the year ended April 30, 2002.

The Company's restaurant operations are conducted through its wholly-owned subsidiary, Sea View Restaurants, Inc. ("Sea View"). The Company's consolidated financial statements for the three months and six months ended October 31, 2002 and 2001 include Sea View's operations for the twelve weeks and twenty-four weeks ended October 17, 2002 and October 12, 2001, respectively.


RESTAURANT REVENUES
-------------------

Restaurant operations include the results of Gladstone's 4 Fish ("Gladstone's") in Pacific Palisades, California, and RJ's - Beverly Hills in Beverly Hills, California through June 21, 2002.

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

Total sales for Gladstone's for the three months ended October 31, 2002 were $3,015,000 compared with $2,944,000 for the same period last year, an increase of $71,000 or 2.4%. RJ's sales for the three months ended October 31, 2001 were $323,000. For the six months ended October 31, 2002, total sales for Gladstone's were $6,256,000 compared with $6,474,000 for the same period last year, a decrease of $218,000 or 3.4%. RJ's sales for the six months ended October 31, 2002 were $168,000 compared with $689,000 for the same period last year. Unfavorable weather during the summer months as compared to prior year combined with the current economic recession, have significantly impacted Gladstone's sales and cash flow for the second quarter of fiscal year 2003.

Historically as a result of typically more favorable weather and higher tourism during the summer months from May through September, the Registrant's sales and operating profits have been higher in the first and second quarters of its fiscal year.


COST OF GOODS SOLD
------------------

Cost of goods sold includes all food, beverages, liquor, direct labor and other operating expenses, including rent, of the Registrant's restaurant operations.

Cost of goods sold for Gladstone's for the three months ended October 31, 2002 was $2,629,000, or, as a percentage of sales, 87.2% compared with $2,561,000, or, as a percentage of sales, 87.0% during the same period last year. Gladstone's cost of goods sold for the six months ended October 31, 2002 was $5,378,000, or, as a percentage of sales, 86.0% compared with $5,656,000, or, as a percentage of sales, 87.4% during the same period last year.

The decrease in cost of goods sold as a percentage of sales for the six month period ended October 31, 2002 compared with the same period last year is attributable to the decreases in general liability insurance, property taxes, and utilities as a percentage of sales. Cost of goods sold will typically be slightly lower during the first and second quarters due to additional economies of scale that can be achieved with labor and certain other costs when sales levels are higher. For the fiscal year ended April 30, 2002, cost of goods sold, as a percentage of sales, was 93.6%.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

For the three months ended October 31, 2002, selling, general and administrative expenses were $207,000 compared with $190,000 for the same period last year, an increase of $17,000 or 9.0%. This increase is attributable to the increased legal and accounting costs associated with being a public company. For the six months ended October 31, 2002, selling, general and administrative expenses were $406,000 compared with $410,000 for the same period last year, a decrease of $4,000 or 1.0%.


INTEREST EXPENSE
----------------

For the three and six months ended October 31, 2002, interest expense was $65,000 and $129,000, respectively. Interest expense for the three and six months ended October 31, 2001 was $43,000 and $90,000, respectively. The increase in interest expense for the three and six month periods ended October 31, 2002, as compared to the comparable periods in the prior year, is attributable primarily to the interest on the notes payable from RLH Surf, a related party.

DEPRECIATION AND AMORTIZATION
-----------------------------

         Depreciation and Amortization for fixed assets decreased by $27,000 or 26% from $105,000 during the 3 months ended October 31, 2001 to $78,000 for the three months ended October 31, 2002. The decrease is attributed to the elimination of R.J's depreciation during the three months ended October 31, 2002 as compared to the three months ended in prior year. The decrease was partially offset by depreciation on fixed assets additions subsequent to October 31, 2001.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Effective June 21, 2002, the Company ceased operations at RJ's. The Company reviewed the on going results at RJ's and determined that the negative contribution over the last several years was likely to continue. The losses at RJ's in fiscal 2002 were $265,000 and for the first quarter of fiscal 2003 were $2000.

         The Company continues to seek additional sources of funding in order to meet its seasonal losses and working capital needs. In October the Company obtained $300,000 in the form of a 5 year note from the Company's parking lot operator. The Company is currently negotiating with its landlord, the County of Los Angeles, about obtaining a temporary waiver for a $437,500 Letter of Credit which is posted for the benefit of the landlord. Currently this Letter of Credit is backed fully by cash. As a result if the County of Los Angeles waives the need for the Letter of Credit the Company will be able to use the cash of $437,500. Additionally the Company is in negotiations for other potential sources of funds. There are no assurances that any of the negotiations will be successful. If the Company is unable to raise additional funds the Company will possibly have insufficient funds to continue operations.

         The Company has not made interest payments aggregating $65,000 related to debt in the full amount of $440,000 owing RLH Surf as described herein, and will likely not have sufficient cash flow from operations to make scheduled principal payments on debt due to related parties. The Company has in the past relied upon the related parties to renegotiate the terms of outstanding obligations, defer interest payments and extend principal maturities. There is no assurance these related parties will be willing to amend agreements in the future. The Company's obligations are discussed in further detail below.

         On March 30, 1999, the Company completed a private offering of $1,800,000 of subordinated, convertible notes ("Subordinated Notes") to a limited number of existing shareholders of the Company who are "accredited investors" within the meaning of Regulation D promulgated under the Securities Act of 1933, as amended. The proceeds of the offering were used to retire existing indebtedness to Outside LLC (an entity affiliated with J. Christopher Lewis), and to finance the renovations at Gladstone's. The Subordinated Notes are immediately convertible into common stock of the Company at a rate of $1 per share, and pay interest at 5% per annum, except as adjusted as described below. The Company may pay interest on the Subordinated Notes in cash or in kind. All interest due as of March 30, 2001 and March 30, 2002 was paid in kind by issuing notes with identical terms to the Subordinated Notes. On March 6, 2002 an amendment to the note purchase agreement was entered into to provide that the Subordinated Notes may not be voluntarily prepaid by the Company as to principal and interest without the consent of noteholder and will mature as to principal and accrued interest on October 1, 2003 instead of March 25, 2003. Also, the interest rate was increased to 7.5% per annum (1) with respect to 50% of the principal amount of the Subordinated Notes, for the period commencing April 1, 2002 until March 31, 2003; and (2) with respect to one hundred percent (100%) of the principal amount of the Subordinated Notes for the period commencing April 1, 2003 until the maturity date. The payment of the principal and interest on the Subordinated Notes is junior and subordinate to the prior payment in full of all indebtedness of the Company to Lyon Credit Corporation (Senior Debt). The Company does not anticipate that it will be able to repay the Subordinated Notes when they mature. The Company will seek to extend or renew the Subordinated Notes or convert the Subordinated Notes into equity. Currently the Company has not begun these negotiations. There can be no assurance the Company will be able to successfully negotiate these revised terms.

         On October 2, 2002, the Company extended the term of the agreement with Gladstone's parking lot operator, Standard Parking, for a fixed term of six years, from January 1, 2003, through December 31, 2008. In addition, the parking lot operator loaned to the Company $300,000 (the "Loan Amount"). This Loan Amount, plus interest at the greater of (a) ten percent (10%) or (b) the prime rate of interest as published in The Wall Street Journal, plus three percent (3%), is to be repaid in equal monthly installments over the six year extended term from parking lot revenue.

         On October 19, 1999, the Company entered into an agreement for tenant improvement and equipment financing with Lyon Credit Corporation ("TI Facility") of $1,089,000 to be repaid over a 5-year period with interest at the rate of 9.94%. The Company paid $58,000 on the principal balance in the quarter ended October 31, 2002. At October 31, 2002, the balance due under the TI Facility was $481,000.

         On December 6, 2001, the Company entered into a senior subordinated agreement with RLH Surf, an entity affiliated with J. Christopher Lewis who is the general partner and limited partner of Sand and Sea Partners and Sea Fair Partners, the Company's largest shareholder. The agreement provides for a loan in the amount of up to $500,000 with annual interest rate of 15% on the outstanding principal balance of the note. The payment of the principal and interest on this note is junior and subordinate to the prior payment in full of all indebtedness of the Company to Lyon Credit Corporation and the due date has been extended from September 2002 to May 2003. As of October 31, 2002 the Company owed $440,000 of principal plus accrued interest. Given the Company's projected cash flow, it may not have sufficient cash to repay the obligation on its maturity date. Accordingly the Company will seek to have the maturity date extended. On November 7, 2002 the Company received an additional $275,000 loan from RLH Surf.

         On March 19, 2002, the Company and U.S. Bank amended the terms of the revolving line of credit agreement decreasing the maximum borrowing amount from $500,000 to $475,000. The agreement required the Company to comply with certain cash flow and liquidity covenants. The Company utilized $437,500 of the capacity of the revolving line of credit as collateral support for a letter of credit issued by U.S. Bank pursuant to the Concession Agreement. The Company was in violation of a covenant and obtained forbearance from the bank through December 15, 2002 provided the Company made cash collateral payments of $437,500. On December 9, 2002 the Company made the cash collateral payments of $437,500 and now has no existing U.S. Bank debt.

         The Company is in negotiation with Pendragon Partners, LLC, an entity affiliated with Alan Redhead, for the development of up to 3 restaurants using the company's trademarks. The previously reported Long Beach, California restaurant that the Company's affiliate, Gladstone's 4 Fish, LLC, intended to manage will be included under this arrangement; however, the company will solely be a licensor of its trademarks and it is anticipated that Pendragon will assume the obligations of Gladstone's 4 Fish, LLC, in connection with the proposed Long Beach Restaurant.

         The timing of the Company's future contractual obligations and other commercial commitments are summarized in the following table.

--------------------------------- ---------------------------------------------------------------------------------------

    CONTRACTUAL OBLIGATIONS        PAYMENTS DUE BY PERIOD

--------------------------------- ------------------- ---------------- --------------- ------------- ------------------
                                        Total           Remaining 6      1-3 years     3 - 5 years      After 5 years
                                                       month FY 2003
--------------------------------- ------------------- ---------------- --------------- ------------- ------------------
Subordinated convertible notes        $1,985,000             -           $1,985,000         -                 -
--------------------------------- ------------------- ---------------- --------------- ------------- ------------------
Parking Lot Operator                   $300,000           18,000          109,000        173,000
--------------------------------- ------------------- ---------------- --------------- ------------- ------------------
Long Term Debt                         $921,000           239,000         682,000           -                 -
--------------------------------- ------------------- ---------------- --------------- ------------- ------------------
Operating Leases                     $26,474,500          882,500        3,530,000      3,530,000        18,532,000
--------------------------------- ------------------- ---------------- --------------- ------------- ------------------


------------------------------------ ------------------ ---------------------------------------------------------------

   OTHER COMMERCIAL COMMITMENTS        TOTAL AMOUNTS              AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                         COMMITTED
------------------------------------ ------------------ ---------------------------------------------------------------
------------------------------------ ------------------ --------------- --------------- --------------- ---------------
                                                         REMAINING 6     1 - 3 YEARS     3 - 5 YEARS     OVER 5 YEARS
                                                           MONTH FY
                                                             2003
------------------------------------ ------------------ --------------- --------------- --------------- ---------------

------------------------------------ ------------------ --------------- --------------- --------------- ---------------
Standby Letters of Credit                $137,500          137,500            -               -               -
------------------------------------ ------------------ --------------- --------------- --------------- ---------------
Guarantee for RJ's lease                 $364,000           84,000         280,000            -               -
------------------------------------ ------------------ --------------- --------------- --------------- ---------------


SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, certain statements in this Form 10-Q, including statements in this Item are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievement of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company's ability to generate an operating profit based on the terms of the Concession Agreement; the Company's ability to pay off its exiting debt and to maintain liquidity; that its principal source of cash is funds generated from operations; that restaurants historically have represented a high risk investment in a very competitive industry; general and local economic conditions, which can, among other things, impact tourism, consumer spending and restaurant revenues; weather and natural disasters, such as earthquakes and fires, which can impact sales at the Company's restaurants; quality of management; changes in, or the failure to comply with, governmental regulations; unexpected increases in the cost of key food products, labor and other operating expenses in connection with the Company's business; and other factors referenced in this Form 10-Q and the Company's other filings with the SEC.

CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable as the Registrant is a small business issuer as defined by SEC regulations.


ITEM 4.  CONTROL AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Office and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.


                                     PART II

                                OTHER INFORMATION
                                -----------------

Item 1.  LEGAL PROCEEDINGS.

         From time to time the Company is involved in litigation and threatened litigation arising in the ordinary course of business. Management of the Company is unaware of any material litigation as of October 31, 2002.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

         The Company has made no interest payments on its senior subordinated debt agreement with RLH Surf. These interest payments amount to $65,000.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

Item 5.  OTHER INFORMATION

         Alan Redhead, the Company's Chief Executive Office and Chief Financial Officer tendered his resignation as Chief Executive Officer on December 9, 2002 he will remain a Director of the Company. Robert Kissinger assumed the additional role of Chief Executive Officer.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.


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

                                 California Beach Restaurants, Inc. (Registrant)



Dated:  December 10, 2002        By:   /s/ Alan Redhead
                                     -------------------------------
                                       Alan Redhead
                                       Chief Financial  Officer



                                 By:   /s/ Robert Kissinger
                                     -------------------------------
                                       Robert Kissinger
                                       Chief Executive Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  December 10, 2002                      By:   /s/ Alan Redhead
                                                   --------------------------
                                                     Alan Redhead
                                                     Chief Financial  Officer

                                  CERTIFICATION

I, Robert Kissinger, certify that:

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  December 10, 2002                      By:   /s/ Robert Kissinger
                                                   --------------------------
                                                     Robert Kissinger
                                                     Chief Executive Officer

INDEX TO EXHIBITS


ITEM
NUMBER            DESCRIPTION
------            -----------


99.1              Certification of Chief Financial Officer (A)
99.2              Certification of Chief Executive Officer (A)

(A) FILED HEREWITH ELECTRONICALLY

         All filings were made at the commission's office in Washington D.C.; The Company's SEC file number is 0-12226.