Form 10-Q
period 2003-01-31
CALIFORNIA BEACH RESTAURANTS INC
filed 2003-03-24
CIK 738274

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 ( X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended              January 31, 2003
                                        ----------------------------------------

                                       OR

 (  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

         For the transition period from                    to
                                        ------------------    ------------------


                         Commission file number 0-12226


                       CALIFORNIA BEACH RESTAURANTS, INC.
                       ----------------------------------
             (Exact name of Registrant as specified in its charter)


           CALIFORNIA                                     95-2693503
           ----------                                     ----------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

         17383 Sunset Boulevard, Suite 140, Pacific Palisades, CA 90272
         --------------------------------------------------------------
              (Address and zip code of Principal executive offices)

                                 (310) 459-9676
         ---------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days.

                 Yes       X                 No
                      ------------               -------------

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                  Yes                        No       X
                       ------------              -------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
                                                   Number of Shares Outstanding
          Class                                       at March 14, 2003,
          -----                                       ------------------

Common Stock, $.01 par value                                3,401,191
----------------------------                        -------------------------

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES

                                JANUARY 31, 2003


                                      INDEX



Part I - FINANCIAL INFORMATION                                       Page Number
                                                                     -----------

      Item 1.    Financial Statements (Unaudited)

                 Consolidated Balance Sheets at January 31, 2003
                 and April 30, 2002............................................3

                 Consolidated Statements of Operations for the
                 Three Months Ended and Nine Months Ended
                 January 31, 2003 and 2002.....................................5

                 Consolidated Statements of Cash Flows for the
                 Nine Months Ended January 31, 2003 and 2002  .................6

                 Notes to Consolidated Financial Statements....................7

      Item 2.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..........................11

      Item 3.    Quantitative and Qualitative Disclosures about Market Risk...18

      Item 4.    Controls and Procedures......................................18



Part II - OTHER INFORMATION

      Item 1.    Legal Proceedings............................................18

      Item 2.    Changes in Securities and Use of Proceeds....................18

      Item 3.    Defaults Upon Senior Securities..............................19

      Item 4.    Submission of Matters to a Vote of Security Holders..........19

      Item 5.    Other Information............................................19

      Item 6.    Exhibits and Reports on Form 8-K.............................19

      Signature Page..........................................................20

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS



                                              January 31, 2003  April 30, 2002
                                              ----------------  --------------
                                                (Unaudited)           (1)
Current Assets:

     Cash and cash equivalents                   $   57,000      $  284,000
     Restricted cash                                438,000              --
     Trade and other receivables                     60,000          48,000
     Inventories                                    178,000         234,000
     Prepaid expenses                               193,000         349,000
                                                  ----------      ----------

       Total current assets                         926,000         915,000





Fixed assets (at cost) - net of accumulated
     depreciation and amortization                2,096,000       2,387,000





Other assets                                        125,000         138,000
                                                  ----------      ----------


                                                 $3,147,000      $3,440,000
                                                 ===========     ===========




The accompanying notes to consolidated financial statements are an integral part of this statement.


(1) The April 30, 2002 amounts have been extracted from the Company's Annual Report on Form 10-K for the year ended April 30, 2002.


                    CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                           LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                      January 31, 2003    April 30, 2002
                                                        -------------      -------------
                                                         (Unaudited)            (1)
Current Liabilities:

     Revolving line of credit                           $         --       $     37,000
     Current portion of note payable                         248,000            228,000
     Current portion - Standard Parking                       38,000                 --
     Notes payable- related parties                        1,215,000                 --
     Subordinated convertible notes                        1,985,000                 --
     Accounts payable                                        419,000            965 000
     Accrued liabilities                                     970,000            622,000
     Accrual for disposal of location                          9,000            318,000
                                                        -------------      -------------

       Total current liabilities                           4,884,000          2,170,000

Note payable, less current portion                           176,000            365,000
Notes payable- related parties                                    --            440,000
Notes payable-Standard Parking                               250,000                 --
Deferred rent                                                322,000            339,000
Other liabilities                                              6,000              9,000
Subordinated convertible notes                                    --          1,985,000

Stockholders' Deficit:
     Preferred stock, no par value, authorized
     1,818,755 shares, none issued and outstanding
     at April 30, 2002 and January 31, 2003                       --                 --
     Common stock, $.01 par value, authorized
     25,000,000 shares, issued and outstanding,
     3,401,000 shares at January 31, 2003 and
     at April 30, 2002                                        34,000             34,000


     Additional paid-in capital                           13,175,000         13,175,000

     Accumulated deficit                                 (15,700,000)       (15,077,000)
                                                        -------------      -------------

       Total stockholders' deficit                        (2,491,000)        (1,868,000)
                                                        -------------      -------------

                                                        $  3,147,000       $  3,440,000
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

(1) The April 30, 2002 amounts have been extracted from the Company's Annual Report on Form 10-K for the year ended April 30, 2002.


                              CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)

                                                     Three Months Ended                Nine Months Ended
                                                         January 31,                      January 31,
                                                        -------------                    -------------
                                                   2003              2002            2003             2002
                                                   ----              ----            ----             ----
Sales                                         $ 2,610,000       $ 2,836,000       $ 9,034,000       $ 9,999,000

Costs and expenses:

     Cost of goods sold                         2,741,000         3,027,000         8,272,000         9,291,000
     Selling, general and administrative          484,000           247,000           890,000           657,000
     Depreciation and amortization                100,000           140,000           275,000           350,000
                                              ------------      ------------      ------------      ------------
Operating loss                                   (715,000)         (578,000)         (403,000)         (299,000)


     Interest expense                             (89,000)          (30,000)         (219,000)         (120,000)
                                              ------------      ------------      ------------      ------------


Loss before income taxes                         (804,000)         (608,000)         (622,000)         (419,000)
Provision for income taxes                             --             6,000                --            (5,000)
                                              ------------      ------------      ------------      ------------

Net loss                                      $  (804,000)      $  (602,000)      $  (622,000)      $  (414,000)
                                              ============      ============      ============      ============


Net loss per common
  share (basic and diluted):                  $      (.24)      $      (.18)      $      (.18)      $      (.12)
                                              ============      ============      ============      ============


Weighted average number of
 common shares outstanding:
     Basic and diluted                          3,401,000         3,401,000         3,401,000         3,401,000
                                              ============      ============      ============      ============

The accompanying notes to consolidated financial statements are an integral part of this statement.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          NINE MONTHS ENDED JANUARY 31,
                                   (UNAUDITED)

                                                        2003             2002
                                                      ----------      ----------

Cash flows from operating activities:
Net loss                                              $(622,000)      $(414,000)
Adjustments to reconcile net loss
  to cash used in operations:
     Depreciation and amortization                      275,000         350,000

Changes in operating assets and liabilities:
     Trade and other receivables                        (12,000)        (55,000)
     Inventories                                         56,000              --
     Prepaid expenses                                   156,000          75,000
     Other assets                                        13,000          (4,000)
     Accrual for disposal of location                  (181,000)             --
     Accounts payable                                  (547,000)       (107,000)
     Accrued liabilities                                348,000        (126,000)
     Deferred rent                                      (17,000)        (17,000)
     Other liabilities                                   (3,000)         (9,000)
                                                      ----------      ----------

Cash used in operations                                (534,000)       (307,000)
                                                      ----------      ----------

Investing activities:
     Additions to fixed assets                         (112,000)        (35,000)
     Increase in restricted cash                       (438,000)              _
                                                      ----------      ----------

Net cash used in investing activities                  (550,000)        (35,000)
                                                      ----------      ----------

Financing activities:
     Borrowings from notes payable-related
         parties and increase in Subordinated debt      775,000         499,000
     Borrowings-Standard Parking note                   300,000              --
     Principal payments on borrowings                  (218,000)       (146,000)
                                                      ----------      ----------

Net cash provided by financing activities               857,000         353,000
                                                      ----------      ----------

Net (decrease) increase in cash                        (227,000)         11,000
Cash and cash equivalents at beginning of period        284,000         221,000
                                                      ----------      ----------
Cash and cash equivalents at end of period            $  57,000       $ 232,000
                                                      ==========      ==========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest                                              $ 151,000       $ 120,000
                                                      ==========      ==========
Income taxes                                          $      --       $      --

The accompanying notes to consolidated financial statements are an integral part of this statement

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

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

The unaudited consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial position and results of operations. The results of operations for the nine-month period ended January 31, 2003 may not be indicative of the results that may be expected for the year ending April 30, 2003. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year-ended April 30, 2002.

NOTE 2 - BASIC AND DILUTED EARNINGS PER COMMON SHARE

The Company presents two earnings per share amounts, basic earnings per common share and diluted earnings per common share. Basic earnings per common share includes only the weighted average shares outstanding and excludes the dilutive effect of options, warrants and convertible securities. Subordinated convertible notes are convertible into common stock at a rate of $1 per share and thus have

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIC AND DILUTED (LOSS) PER COMMON SHARE (CONTINUED)

a potential for dilution on earnings. However, because of the net loss in both three and nine months ended January 31,2003 and 2002 these notes had an anti-dilutive effect. Therefore the Company has not presented the diluted earnings per share amounts.


                                                      Nine Months Ended
                                                 Jan. 31, 2003     Jan. 31, 2002
                                                  ------------      ------------
BASIC AND DILUTED (LOSS) PER COMMON SHARE:
Net income available to common shareholders       $  (622,000)      $  (414,000)
Weighted average shares outstanding                 3,401,000         3,401,000
                                                  ------------      ------------

Basic and diluted (loss) per common share         $     (0.18)      $     (0.12)
                                                  ============      ============


                                                       Three Months Ended
                                                 Jan. 31, 2003     Jan. 31, 2002
                                                  ------------      ------------
BASIC AND DILUTED (LOSS) PER COMMON SHARE:
Net income available to common shareholders       $  (804,000)      $  (602,000)
Weighted average shares outstanding                 3,401,000         3,401,000
                                                  ------------      ------------

Basic and diluted (loss) per common share         $     (0.24)      $     (0.18)
                                                  ============      ============


NOTE 3 - ACCOUNTING PERIODS

The Company's restaurant operations are conducted through its wholly owned subsidiary, Sea View Restaurants, Inc. ("Sea View"). The Company's consolidated financial statements for the three months and nine months ended January 31, 2003 and 2002 include Sea View's operations for the sixteen weeks and forty weeks ended February 06, 2003 and February 07, 2002, respectively.

NOTE 4 - FIXED ASSETS
                                                January 31, 2003  April 30, 2002
                                                ----------------  --------------

Leasehold improvements                              4,012,000       4,656,000
Furniture and equipment                             1,923,000       2,184,000
                                                  ------------    ------------
                                                    5,935,000       6,840,000

Less accumulated depreciation and amortization     (3,839,000)     (4,453,000)
                                                  ------------    ------------
                                                  $ 2,096,000     $ 2,387,000
                                                  ============    ============

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - NOTES PAYABLE

On March 30, 1999, the Company completed a private offering of $1,800,000 of subordinated, convertible notes ("Subordinated Notes") to a limited number of existing shareholders of the Company who are "accredited investors" within the meaning of Regulation D promulgated under the Securities Act of 1933, as amended. The proceeds of the offering were used to retire existing indebtedness to Outside LLC (as defined therein), and to finance the renovations at Gladstone's. The Subordinated Notes are immediately convertible into common stock of the Company at a rate of $1 per share, and pay interest at 5% per annum, except as adjusted as described below. The Company may pay interest on the Subordinated Notes in cash or in kind. All interest due as of March 30, 2001, $90,000, and March 30, 2002, $95,000, was paid in kind by issuing notes with identical terms to the Subordinated Notes. On March 6, 2002 an amendment to the note purchase agreement was entered into to provide that the Subordinated Notes may not be voluntarily prepaid by the Company as to principal and interest without the consent of note holder and will mature as to principal and accrued interest on October 1, 2003 instead of the March 25, 2003. Also, the interest rate was increased to 7.5% per annum (1) with respect to 50% of the principal amount of the Subordinated Notes, for the period commencing April 1, 2002 until March 31, 2003; and (2) with respect to one hundred percent (100%) of the principal amount of the Subordinated Notes for the period commencing April 1, 2003 until the maturity date. The payment of the principal and interest on the Subordinated Notes is junior and subordinate to the prior payment in full of all indebtedness of the Company to Lyon Credit Corporation (Senior Debt). The Company does not anticipate that it will be able to repay the Subordinated Notes when they mature. The Company will seek to extend or renew the Subordinated Notes or convert the Subordinated Notes into equity. Currently the Company has begun these negotiations, but there can be no assurance the Company will be able to successfully negotiate these revised terms. As of January 31, 2003, the Company owed $1,985,000 of principal plus $101,000 of accrued interest.

On October 19, 1999, the Company entered into an agreement for tenant improvement and equipment financing with Lyon Credit Corporation ("TI Facility") of $1,089,000 to be repaid over a 5-year period with interest at the rate of 9.94%. The Company paid $58,000 on the principal balance in the quarter ended January 31, 2003. At January 31, 2003, the balance due under the TI Facility was $424,000.

On March 19, 2002, the Company and U.S. Bank amended the terms of the revolving line of credit agreement decreasing the maximum borrowing amount from $500,000 to $475,000. The agreement requires the Company to comply with certain cash flow and liquidity covenants. The Company utilized $437,500 of the capacity of the revolving line of credit as collateral support for a letter of credit issued by U.S. Bank pursuant to the Concession Agreement. The letter of credit expired on September 15, 2002. The Company was in violation of a covenant and obtained forbearance from the bank through December 15, 2002 provided the Company made cash collateral payments of $437,500. As of January 31, 2003 the Company made the full amount of collateral payments of $437,500 in a restricted account at U.S. Bank.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - NOTES PAYABLE, CONTINUED

On October 2, 2002, the Company extended the terms of the agreement with Gladstone's parking lot operator, Standard Parking, for a fixed term of six years, from January 1, 2003, through December 31, 2008. In addition the parking lot operator loaned to the Company $300,000 (the " Loan Amount"). This Loan Amount, plus interest at the greater of (a) ten percent (10%) or (b) the prime rate of interest as published in The Wall Street Journal, plus three percent (3%), is to be repaid in equal monthly installments over the six year extended term from parking lot revenue.

NOTE 6 - NOTES PAYABLE-RELATED PARTIES

On December 6, 2001, the Company entered into a senior subordinated agreement with RLH Surf, an entity affiliated with J. Christopher Lewis who is the general partner and limited partner of Sand and Sea Partners and Sea Fair Partners, the Company's largest shareholder. The agreement provides for a loan in the amount of up to $500,000 with annual interest rate of 15% on the outstanding principal balance of the note. The payment of the principal and interest on this note is junior and subordinate to the prior payment in full of all indebtedness of the Company to Lyon Credit Corporation and the due date has been extended from September 2002 to May 15, 2003. As of January 31, 2003 the Company owed $440,000 of principal plus $ 59,000 of accrued interest. Given the Company's cash flow it may not have enough cash to pay this obligation and will seek to change the maturity date.

On November 6, 2002, the Company entered into a senior subordinated agreement with RLH Surf. The agreement provides for a loan in the amount of $275,000 with annual interest rate of 15% on the outstanding principal balance of the note. The payment of the principal and interest on this note is junior and subordinate to the prior payment in full of all indebtedness of the Company to Lyon Credit Corporation. As of January 31, 2003 the Company owed $275,000 of principal plus $10,000 of accrued interest. The due date has been extended from September 2002 to May 15, 2003. Given the Company's cash flow it may not have enough cash to pay this obligation and will seek to change the maturity date.

On January 23, 2003, the Company entered into a senior subordinated agreement with RLH Surf. The agreement provides for a loan in the amount of $500,000 with annual interest rate of 15% on the outstanding principal balance of the note. The payment of the principal and interest on this note is junior and subordinate to the prior payment in full of all indebtedness of the Company to Lyon Credit Corporation. As of January 31, 2003 the Company owed $500,000 of principal plus $3,000 of accrued interest. The due date has been extended from September 2002 to May 15, 2003. Given the Company's cash flow it may not have enough cash to pay this obligation and will seek to change the maturity date.

               CALIFORNIA BEACH RESTAURANTS, INC. AND SUBSIDIARIES


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company's restaurant operations are conducted through its wholly-owned subsidiary, Sea View Restaurants, Inc. ("Sea View"). The Company's consolidated financial statements for the three months and nine months ended January 31, 2003 and 2002 include Sea View's operations for the sixteen weeks and forty weeks ended February 6, 2003 and February 7, 2002, respectively.

RESTAURANT REVENUES
-------------------

Restaurant operations include the results of Gladstone's 4 Fish ("Gladstone's") in Pacific Palisades, California and RJ's - Beverly Hills in Beverly Hills, California-through June 21, 2002.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESTAURANT REVENUES, CONTINUED
------------------------------

$168,490 and $2,132 in the first quarter of fiscal 2003, and $365,979 and $57,427 in the first quarter of fiscal 2002, respectively.

Total sales for Gladstone's for the three months ended January 31, 2003 were $2,610,000 compared with $2,416,000 for the same period last year, an increase of $194,000 or 8%. RJ's sales for the three months ended January 31, 2002 were $420,000. For the nine months ended January 31, 2003, total sales for Gladstone's were $8,866,000 compared with $8,890,000 for the same period last year, a decrease of $24,000 or .3%. RJ's sales for the nine months ended January 31, 2003 were $168,000 compared with $1,109,000 for the same period last year. The current economic recession has significantly impacted sales and cash flow for the third quarter of fiscal year 2003.

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

Cost of goods sold for Gladstone's for the three months ended January 31, 2003 was $2,741,000, or, as a percentage of sales, 105% compared with $2,563,000, or, as a percentage of sales, 106.1% during the same period last year. RJ's cost of goods sold for the three months ended January 31, 2002 were $464,000. Cost of goods sold for Gladstone's for the nine months ended January 31, 2003 was $8,119,000, or, as a percentage of sales, 91.6% compared with $8,066,000, or, as a percentage of sales, 90.7% during the same period last year. RJ's cost of goods sold the the nine months ended January 31, 2003 were $153,000 compared with $1,225,000 for the same period last year.

The decrease in cost of goods sold as a percentage of sales compared with same period last year is attributable to the decreases in general liability insurance, property taxes, and utilities as a percentage of sales. Cost of goods sold will typically be slightly lower during the first and second quarters due to additional economies of scale that can be achieved with labor and certain other costs when sales levels are higher.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

For the three months ended January 31, 2003, selling, general and administrative expenses were $484,000 compared with $247,000 for the same period last year, an increase of $237,000 or 95.9%. For the nine months ended January 31, 2003, selling, general and administrative expenses were $890,000 compared with $657,000 for the same period last year, an increase of $233,000 or 35.5%. The increase in selling, general and administrative expenses for the three and nine month periods ended January 31, 2003 as compared to the comparable periods in the

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

prior year is primarily attributable to the severance benefits of $82,000 accrued for the Company's former Chief Executive Officer, Alan Redhead, and legal expenses of $170,000 related to financing and other corporate matters.


DEPRECIATION AND AMORTIZATION
-----------------------------

For the three and nine months ended January 31, 2003, depreciation expense was $100,000 and $275,000, respectively, compared with $140,000 and $350,000, respectively, for the same periods last year. The decrease is mainly attributable to the disposal of RJ's assets.

INTEREST EXPENSE
----------------

For the three and nine months ended January 31, 2003, interest expense was $89,000 and $218,000, respectively. Interest expense for the three and nine months ended January 31, 2002 was $30,000 and $120,000, respectively. The increase in interest expense for the three and nine month periods ended January 31, 2003,as compared to the comparable periods in the prior year, is attributable primarily to the interest on the notes payable to RLH Surf, a related party.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Effective June 21, 2002, the Company ceased operations at RJ's. The Company reviewed the on going results at RJ's and determined that the negative contribution over the last several years was likely to continue. The losses at RJ's in fiscal 2002 were $265,000 in fiscal 2002 and for the first quarter of fiscal 2003 were $2,000.

The Company has not made interest payments aggregating $72,000 on debt of $1,215,000 to related parties, and $101,000 on related to subordinated convertible notes in the amount of $1,985,000, respectively. The Company will likely not have sufficient cash flow from operations to make the scheduled principal payments. The Company has in the past relied upon the related parties to renegotiate the terms of outstanding obligations, defer interest payments and extend principal maturities. There is no assurance these related parties will be willing to amend agreements in the future. The Company's obligations are discussed in further detail below.

On March 30, 1999, the Company completed a private offering of $1,800,000 of subordinated, convertible notes ("Subordinated Notes") to a limited number of existing shareholders of the Company who are "accredited investors" within the meaning of Regulation D promulgated under the Securities Act of 1933, as amended. The proceeds of the offering were used to retire existing indebtedness to Outside LLC (a party affiliated with the Chairman of the Board of the Company), and to finance the renovations at Gladstone's. The Subordinated Notes are immediately convertible into common stock of the Company at a rate of $1 per share, and pay interest at 5% per annum, except as adjusted as described below. The Company may pay interest on the Subordinated Notes in cash or in kind. All interest due as of March 30, 2001, $90,000, and March 30, 2002, $95,000, was
paid in kind by issuing notes with identical terms to the Subordinated Notes. On March 6, 2002 an amendment to the note purchase agreement was entered into to provide that the Subordinated Notes may not be voluntarily prepaid by the Company as to principal and interest without the consent of the note holder and will mature as to principal and accrued interest on October 1, 2003 instead of

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED
------------------------------------------

the March 25, 2003. Also, the interest rate was increased to 7.5% per annum (1) with respect to 50% of the principal amount of the Subordinated Notes, for the period commencing April 1, 2002 until March 31, 2003; and (2) with respect to one hundred percent (100%) of the principal amount of the Subordinated Notes for the period commencing April 1, 2003 until the maturity date. The payment of the principal and interest on the Subordinated Notes is junior and subordinate to the prior payment in full of all indebtedness of the Company to Lyon Credit Corporation (Senior Debt). The Company does not anticipate that it will be able to repay the Subordinated Notes when they mature. The Company will seek to extend or renew the Subordinated Notes or convert the Subordinated Notes into equity. Currently the Company has begun these negotiations, but there can be no assurance the Company will be able to successfully negotiate these revised terms. As of January 31, 2003, the Company owed $1,985,000 of principal plus $101,000 of accrued interest.

On October 19, 1999, the Company entered into an agreement for tenant improvement and equipment financing with Lyon Credit Corporation ("TI Facility") of $1,089,000 to be repaid over a 5-year period with interest at the rate of 9.94%. The Company paid $58,000 on the principal balance in the quarter ended January 31, 2003. At January 31, 2003, the balance due under the TI Facility was $424,000, of which $176,000 is long term and $248,000 is short term debt.

On December 6, 2001, the Company entered into a senior subordinated agreement with RLH Surf, an entity affiliated with J. Christopher Lewis who is the general partner and limited partner of Sand and Sea Partners and Sea Fair Partners, the Company's largest shareholder. The agreement provides for a loan in the amount of up to $500,000 with annual interest rate of 15% on the outstanding principal balance of the note. The payment of the principal and interest on this note is junior and subordinate to the prior payment in full of all indebtedness of the Company to Lyon Credit Corporation and the due date has been extended from September 2002 to May 15, 2003. As of January 31, 2003 the Company owed $440,000 of principal plus $ 59,000 of accrued interest. Given the Company's cash flow it may not have enough cash to pay this obligation and will seek to change the maturity date.

On March 19, 2002, the Company and U.S. Bank amended the terms of the revolving line of credit agreement decreasing the maximum borrowing amount from $500,000 to $475,000. The agreement requires the Company to comply with certain cash flow and liquidity covenants. The Company utilized $437,500 of the capacity of the revolving line of credit as collateral support for a letter of credit issued by U.S. Bank pursuant to the Concession Agreement. The letter of credit expired on September 15, 2002. The Company was in violation of a covenant and obtained forbearance from the bank through December 15, 2002 provided the Company made cash collateral payments of $437,500. As of January 31, 2003 the Company made the full amount of collateral payments of $437,500 in a restricted account at U.S. Bank.

On October 2, 2002, the Company extended the terms of the agreement with Gladstone's parking lot operator, Standard Parking, for a fixed term of six years, from January 1, 2003, through December 31, 2008. In addition the parking lot operator loaned to the Company $300,000 referred to as " Loan Amount". This Loan, the Amount, plus interest at the greater of (a) ten percent (10%) or (b)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED
------------------------------------------

the prime rate of interest as published in The Wall Street Journal, plus three percent (3%) will be paid back in equal monthly installments over the six year extended term from parking lot revenue.

On November 6, 2002, the Company entered into a senior subordinated agreement with RLH Surf. The agreement provides for a loan in the amount of $275,000 with annual interest rate of 15% on the outstanding principal balance of the note. The payment of the principal and interest on this note is junior and subordinate to the prior payment in full of all indebtedness of the Company to Lyon Credit Corporation. As of January 31, 2003 the Company owed $275,000 of principal plus $10,000 of accrued interest. The due date of the loan has been extended to May 15, 2003. Given the Company's cash flow it may not have enough cash to pay this obligation and will seek to change the maturity date.

On January 23, 2003, the Company entered into a senior subordinated agreement with RLH Surf. The agreement provides for a loan in the amount of $500,000 with annual interest rate of 15% on the outstanding principal balance of the note. The payment of the principal and interest on this note is junior and subordinate to the prior payment in full of all indebtedness of the Company to Lyon Credit Corporation. As of January 31, 2003 the Company owed $500,000 of principal plus $3,000 of accrued interest. The due date of the loan has been extended to May 15, 2003. Given the Company's cash flow it may not have enough cash to pay this obligation and will seek to change the maturity date.

In December 2002, "Sea View" sold food, beverages, goods and/or services credits amounting to $375,000 to iDine Restaurant Group, Inc., for which iDine paid $187,500. Such credit obligations were guaranteed by the Company and are secured by the assignment of certain assets of "Sea View" and the Company.

"Sea View" operates Gladstone's pursuant to a 20-year Concession Agreement with the County of Los Angeles ("County") that commenced November 1, 1997 ("Concession Agreement") following the expiration of its prior agreement. In January 2003, the County sent "Sea View" a notice of default under the Concession Agreement for back rent and interest in the aggregate amount of approximately $310,000. Sea View has cured this default by paying the required amount to the County.

The Company and Pendragon Partners, LLC ("Pendragon"), an entity affiliated with Alan Redhead, a director of the Company and its former Chief Executive Officer, are parties to a Master Agreement relating to the use of Gladstone's trade name and trademarks at up to three restaurants (each pursuant to a standard form of license agreement). The Long Beach, California restaurant that the Company's affiliate, Gladstone's 4 Fish, LLC, intended to manage will be included under this arrangement; however, the Company will solely be a licensor of its trademarks and, pursuant to the Master Agreement, the Company will seek to transfer to Pendragon the obligations of Gladstone's 4 Fish, LLC in connection with the proposed Long Beach Restaurant. (If the Company is not successful in transferring such obligations to Pendragon, this could have a material adverse effect on the Company.) Under the Master Agreement, if the Long Beach restaurant

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED
------------------------------------------

generates $5,000,000 in gross sales for any 12 month period, Pendragon will have the right to develop two additional restaurants in the territory of California, Hawaii and Nevada; provided, however, that Pendragon will not have the right to develop any such restaurant (a) within a 20 mile radius of the Gladstone's restaurant located in Malibu, California or (b) within a 10 mile radius of (i) the Gladstone's restaurant located in Universal City, California, or (ii) any restaurants which the Company may hereafter own, operate, manage, develop or license. The Company will receive an initial fee of $100,000 for each restaurant opened by Pendragon, as well as an additional 1% of gross sales from each such restaurant, which fee will increase to 2% of gross sales from each restaurant for gross sales in excess of $5,000,000 for any calendar year. The Master Agreement will terminate on the earlier to occur of the following: (i) the date upon which Pendragon opens, or causes to be opened, three restaurants, and (ii) in January 2008, unless the Company has not approved the development of at least three restaurants (and has rejected the development of at least one proposed site) by such date, in which event such date will be extended by one year to January 2009. If Pendragon requests permission to develop a restaurant at a proposed site and such development is not approved by the Company, then for two years following the disapproval of such proposed site, the Company will not, directly or indirectly, develop, own, operate or manage, or license, franchise or grant to any person or entity the right to develop, operate, manage or own, in whole or part, on such exact site; provided that the foregoing restriction will not apply in the event the Company has previously commenced the development of a restaurant at such site.

The Board of Directors of the Company has in the past discussed and continues to discuss the possibility of the Company "going private." In the event the Board of Directors determined to take the Company private, which would require shareholder approval, the Company would no longer be a public corporation with a public market for trading shares of Common Stock. The Company's registration under the Securities Exchange Act would be terminated upon the application of the Company to the SEC if there were to be fewer than 300 holders of record of the Common Stock. Termination of registration of the Common Stock under the Exchange Act would substantially reduce the information required to be furnished by the Company to its stockholders and would render inapplicable many provisions of the Exchange Act, including the new corporate governance requirements under the Sarbanes-Oxley Act of 2002, requirements that the Company furnish stockholders with proxy materials regarding stockholders' meetings, requirements that the Company's officers, directors and 10% stockholders file certain reports concerning ownership of the Company's securities, and requirements that any profit made by these officers, directors and 10% stockholders through purchases and sales of the Company's equity securities within any six-month period be paid over to the Company.


The timing of the Registrant's future contractual obligations and other commercial commitments are summarized in the following table.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED
------------------------------------------


    CONTRACTUAL OBLIGATIONS        PAYMENTS DUE BY PERIOD
--------------------------------- ---------------------------------------------------------------------------------------
                                        Total           Remaining 3      1-3 years      3 - 5 years      After 5 years
                                                       month FY 2003
--------------------------------- ------------------- ---------------- --------------- --------------- ------------------
Subordinated convertible notes       $ 1,985,000             -           $1,985,000          -                 -
--------------------------------- ------------------- ---------------- --------------- --------------- ------------------
Parking Lot Operator                  $ 288,000           $ 9,000        $ 109,000       $ 170,000
--------------------------------- ------------------- ---------------- --------------- --------------- ------------------

Notes Payable-related parties        $ 1,215,000         $ 775,000       $ 440,000
Long Term Debt                        $ 424,000          $ 59,000        $ 365,000           -                 -
--------------------------------- ------------------- ---------------- --------------- --------------- ------------------
Operating Leases                     $26,033,000         $ 441,000       $3,530,000      $3,530,000       $18,532,000
--------------------------------- ------------------- ---------------- --------------- --------------- ------------------


                                                                      AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                                          ---------------------------------------------------------------
                                         TOTAL AMOUNTS      REMAINING 3     1 - 3 YEARS    3 - 5 YEARS     OVER 5 YEARS
     OTHER COMMERCIAL COMMITMENTS          COMMITTED       MONTH FY 2003
--------------------------------------- ----------------- ---------------- -------------- --------------- ---------------

Standby Letters of Credit (1)               $438,000                             -              -               -
--------------------------------------- ----------------- ---------------- -------------- --------------- ---------------
Guarantee for RJ's lease                    $322,000          42,000          280,000           -               -
--------------------------------------- ----------------- ---------------- -------------- --------------- ---------------

(1) The standby letter of credit is collateralized by restricted cash.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
-------------------------------------------------

Except for the historical information contained herein, certain statements in this Form 10-Q, including statements in this Item are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievement of the Registrant, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Registrant's liquidity; the Registrant's ability to secure adequate financing to comply with the terms of the Concession Agreement and to satisfy payment obligations under any indebtedness; the Registrant's ability to generate an operating profit based on the terms of the Concession Agreement; that its principal source of cash is funds generated from operations; that

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS, CONTINUED
------------------------------------------------------------

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


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable as the Registrant is a small business issuer as defined by SEC regulations.


ITEM 4 - CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer (who is the same person), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Company's management, including the chief executive officer and acting chief financial officer, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC reports. There were no significant changes in the Company's internal controls or other factors that could significantly affect these internal controls subsequent to the date of their evaluation.



                                     PART II
                                OTHER INFORMATION

Item 1.    Legal Proceedings.
-------    ------------------

           From time to time the Company is involved in litigation and threatened litigation arising in the ordinary course of business. Management of the Company is unaware of any material litigation as of January 31, 2003.

Item 2.    Changes in Securities and Use of Proceeds
-------    -----------------------------------------

           None

PART II
OTHER INFORMATION, CONTINUED


Item 3.    Defaults Upon Senior Securities
-------    -------------------------------

           The Company has made no interest payments on its senior subordinated debt agreement with RLH Surf. These interest payments amount to $72,000

Item 4.    Submission of Matters to a Vote of Security Holders
-------    ---------------------------------------------------

           None

Item 5.    Other Information
-------    -----------------

           Not applicable.

Item 6.    Exhibits and Reports on Form 8-K.
-------    ---------------------------------

         (a)      The following exhibits are filed as part of this report:

                  10.83    Promissory Noted dated November 6, 2002 issued to RLH
                           Surf
                  10.84    Promissory note dated January 23, 2003 issued to RLH
                           Surf
                  10.85    Senior Sub Ordinated Loan Agreement issued to RLH
                           Surf
                  99.1     Certification of CEO/CFO

         (b)      Reports on Form 8-K

                  On January 27, 2003 the Company filed a report, under Item 5, announcing the appointment of Dick Powell as President of the Company.

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

                                 California Beach Restaurants, Inc. (Registrant)



Dated:  March 21, 2003           By:   /S/ Richard L. Powell
                                       ------------------------
                                       Richard L. Powell
                                       Chief Executive Officer
                                       Chief Financial Officer

                                  CERTIFICATION

I, Richard L. Powell, certify that:

1. I have reviewed this quarterly report on Form 10-Q of California Beach Restaurants, Inc.

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

Date: March 21, 2003


         /S/ Richard L. Powell
         -----------------------------
         Richard L. Powell
         Chief Executive Officer
         & Chief Financial Officer

INDEX TO EXHIBITS


ITEM
NUMBER            DESCRIPTION
------            -----------


10.83    Promissory Note dated November 6, 2002 issued to RLH Surf

10.84    Promissory Note dated January 23, 2003 issued to RLH Surf

10.85    Senior Sub Ordinated Loan Agreement issued to RLH Surf

99.1     Certification of Chief Executive Officer and Chief Financial Officer
         (A)

(A) FILED HEREWITH ELECTRONICALLY

             All filings were made at the commission's office in Washington D.C.; The Company's SEC file number is 0-12226.